Form 10-K
period 1996-03-31
HMT TECHNOLOGY CORP
filed 1996-07-02
CIK 1005967

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                             ----------------------------

                                COMMISSION FILE NUMBER:

                              HMT TECHNOLOGY CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          94-3084354
          (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
          INCORPORATION OR ORGANIZATION)

                      1055 PAGE AVENUE, FREMONT, CA 94538
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (510) 490-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               (TITLE OF EACH CLASS)                     (NAME OF EXCHANGE ON WHICH REGISTERED)
- ------------------------------------------------------------------------------------------------------
          COMMON STOCK, PAR VALUE $0.001                         NASDAQ NATIONAL MARKET

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 31, 1996 the aggregate market value of Common Stock held by non-affiliates was approximately $121.3 million. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 31, 1996, 38,719,178 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market (HMTT).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           HMT TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                                                                           PAGE
                                                                                           ----
PART I
Item 1.       Business..................................................................
Item 2.       Properties................................................................
Item 3.       Legal Proceedings.........................................................
Item 4.       Submission of Matters to a Vote of Security Holders.......................
PART II
Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters...................................................................
Item 6.       Selected Consolidated Financial Data......................................
Item 7.       Management's Discussion and Analysis of Consolidated Financial Condition
              and Results of Operations.................................................
Item 8.       Consolidated Financial Statements and Supplementary Data..................
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Consolidated Financial Disclosure.........................................
PART III
Item 10.      Directors and Executive Officers of the Registrant........................
Item 11.      Executive Compensation....................................................
Item 12.      Security Ownership of Certain Beneficial Owners and Management............
Item 13.      Certain Relationships and Related Transactions............................
PART IV
Item 14.      Exhibits, Consolidated Financial Statement Schedules and Reports on
              Form 8-K..................................................................

                                     PART I

ITEMS 1, 2, 3 AND 4.

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

     HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in Delaware in 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives.

     The disks currently being shipped by the Company are primarily for disk drives with storage capacities ranging from 1.6 to 9 gigabytes (using three to 12 disks), and all have coercivity levels of 1900 Oe or higher. Since March 1994, the Company has focused on addressing the needs of this high-end, high-capacity segment of the disk drive market. HMT believes that its recent operating results reflect its success in meeting these needs and that its future growth and success depend on its ability to continue to develop and market products that enable its customers to produce high-performance disk drives for high-end data storage applications. The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses to match the design and performance requirements of each particular customer. The Company currently focuses all of its production capacity on 3 1/2-inch disks, although it is capable of producing disks in other standard form factors. In fiscal 1996, HMT sold its disks to Maxtor Corporation ("Maxtor"), Western Digital Corporation ("Western Digital"), Micropolis Corporation ("Micropolis"), Quantum Corporation ("Quantum"), Iomega Corporation ("Iomega"), and Hewlett-Packard Company ("Hewlett-Packard"). The Company has also recently begun shipping disks to Samsung Electronics Company Limited ("Samsung").

INDUSTRY BACKGROUND

  The Disk Drive Market

     Market demand for disks and disk drives is growing rapidly, stimulated by demand for new computers, upgrades to existing computers and the growing use of sophisticated network servers. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. According to International Data Corporation ("IDC"), worldwide shipments of PCs were 39 million units in 1993 and 58 million units in 1995, and are projected to reach approximately 104 million units in 1999. In addition, the PC server market, driven by the trend toward networking applications and the expansion of the Internet, is expected to grow substantially through the year 2000.

     The combined demand from the PC and server markets has resulted in strong growth in unit shipments of disk drives. Worldwide shipments of hard disk drives were 50 million units in 1993 and 89 million units in 1995 and are projected to reach 144 million units in 1997. According to IDC, the worldwide market for hard disk drives was $22 billion in 1995. Strong overall demand for disk drives has also stimulated the growth of the thin film disk market. According to Trend Focus, the number of thin film disks produced in 1993 was 134 million, in 1995 was 256 million and is projected to reach 416 million in 1997. The worldwide market for thin film disks is estimated to have been $3.3 billion in 1995.

     The applications being developed for PCs require greater storage capacity and, as a result, have sharply increased the demand for high-capacity disk drives. Users purchasing newer PCs for business and home are commonly attracted by the availability of greater processing power, larger databases, multimedia and other memory intensive applications and more sophisticated operating systems, such as Windows 95 or Windows NT. Increasing use of the Internet and on-line data, including image storage and retrieval, have further stimulated the demand for storage capacity. The disk drive industry has responded to this demand with significant technology and product advances. As a result, mean storage capacity per disk drive has increased from 213 megabytes ("MB") in 1993 to 690 megabytes in 1995. Meanwhile, the average number of disks per drive has remained relatively constant at about 2.5 disks. While storage capacity has grown, the cost per MB has fallen from $1.26 in 1993 to $0.32 in 1995. Today's market continues to generate pressure for advances to facilitate these trends in computing, especially at the high-end. Thus, the Company believes that success in the disk drive market has depended and for the foreseeable future will depend on the ability of the disk drive manufacturer, together with its suppliers of critical components, such as thin film disks, to keep pace with these advances.

     Recently, removable-media storage devices, including removable hard disk drives, have received increased attention in the data storage market. Removable hard disk drives utilize cartridges incorporating thin film disks and combine the high-capacity and rapid access of hard disk drives with the benefits of removability. These devices can be used peripherally to increase the storage capacity for PCs.

  Disk Drive Technology

     The basic elements of the disk drive, sized to fit various industry form factors, have remained essentially the same since hard disk drives were first introduced. The principal components of a hard disk drive are disks, heads, spindle and actuator mechanics and electronics. Each disk drive typically contains from one to ten disks that are attached to a spindle/motor assembly within a sealed enclosure. The electronics control the spinning of the disk, the positioning of the head and the writing and retrieval of data stored on the disk. The recording head is a small magnetic transducer that, when the disk is spinning, "flies" just above the disk surface. Data are written on circumferential tracks on the disk when the electronic channel sends current pulses to the head. The head converts these pulses to magnetic fields that cause the magnetic layer within the disk and under the recording head to become magnetized, oriented in the direction of the head's magnetic field. Reversing the current in the head reverses the direction of the magnetic field on the disk. During the read-back process, as the head scans over the disk, magnetic flux from the disk's magnetic layer is picked up by the head and induces an electrical current which is converted into voltage. The output signal voltage is then transformed into digital data by the read channel electronics. The following diagram illustrates the principal components of a typical hard disk drive:

     Major improvements in disk drive performance have been based on technological advances in the principal components. In a typical disk drive today, the spindle/motor assembly rotates the disk at

4,500 to 7,200 revolutions per minute. The head reads and writes data onto the spinning disk while flying at a height of 2.0 microinches (.05 micron) at data transfer rates of 40 to 80 megabits per second. The combination of modern head and disk technologies enables this drive to store data on 4,000 to 6,000 circumferential tracks per radial inch on the disk with 75,000 to 110,000 bits of data per inch along each track.

  Thin Film Disk Technology

     A thin film disk is composed of a substrate, generally aluminum, coated with thin films capable of storing information in the form of magnetic patterns. The manufacturing of thin film disks is a multi-step process using processes similar to those used for the production of silicon wafers for semiconductors. The manufacturing process involves the deposition of extremely thin, uniform layers of magnetic film onto a substrate using a sputtering process, by either a static or in-line system, similar to that used to coat silicon wafers. The basic process consists of many interrelated steps and requires an extremely clean environment. Minor deviations in the manufacturing process, minute impurities in materials used, particulate contamination or other problems can cause significant numbers of disks to be rejected, thereby causing significant yield loss.

     The most significant technological challenges facing disk manufacturers today are associated with market demand for increased storage capacity and durability. An effective implementation of thin film technology to meet these challenges must address various performance-related characteristics, including magnetics, glide height, durability and static friction ("stiction").

     - Magnetics. Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted ("Oe"). The magnetic strength of the disk is determined by the types of disk substrate and thin film materials used, substrate surface conditions before disk sputtering, and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. As areal density increases, higher coercivity is needed to permit sharper transitions between magnetized regions. This allows each bit of data to be stored in a smaller area, and therefore more data can be stored in the same disk area. Advanced drive designs currently require coercivities in the range of 1800 to 2200 Oe, compared to a range of 950 to 1200 Oe five years ago. The Company believes that most high-end disk drive manufacturers will require coercivities of 2000 to 2400 Oe by the end of 1996. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 1900 to 2200 Oe, with more than 40% of the Company's revenues during the three months ended March 31, 1996 deriving from disks with coercivities of 2000 Oe and above. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 2700 Oe.

     - Glide Height. The glide height of the disk is the measure of the height at which the head can fly over the disk without hitting anything and is a standard used in the specification of the disk. The actual flying height of the head in the disk drive is higher than the glide height to provide a margin for safety. Glide height depends on the smoothness and flatness of the disk surface. The lower the disk head flies above the disk surface, the more accurately the head can read the magnetic signal, allowing a smaller magnetized region to store each bit of data and thereby contributing to increases in areal density. While the current industry standard glide height is 1.5 microinches, the Company expects that glide heights will decrease to 1.2 microinches during 1996. The Company currently manufactures and sells disks in commercial quantities with glide heights of 1.5 microinches and 1.2 microinches.

     - Durability Through Start/Stop Cycles. In most hard disk drives, the head and disk come into contact when the disk drive is turned off and the head rests directly on the inner diameter of the disk. To prevent wear on the disk, a protective overcoat is deposited over the magnetic layer of the disk. However, the thickness of this overcoat must be minimized because this layer increases the distance of the head from the magnetic layer, thereby reducing the strength of the magnetic signal reaching the head. Customer specifications typically require 60,000 start/stop cycles for desktop PCs.

     - Stiction. Stiction is the static friction that occurs when two smooth surfaces come into contact. In the case of hard disk drives, an extremely smooth disk surface enables lower glide heights and can enhance durability by reducing the friction which occurs when the head contacts the disk. However, if a disk is too smooth, stiction will cause the head to adhere to the disk surface when the drive is turned on and off, causing irreparable damage to the hard disk drive. Disk manufacturers minimize this problem primarily through texturizing the disk surface in a controlled manner.

     Disk manufacturers cannot simply address each performance characteristic discretely because the interplay among characteristics significantly impacts the overall performance of the disk. For example, a protective overcoat that yields a highly durable disk may well reduce the disk's potential storage capacity.

  Challenges Facing the Disk Drive Industry

     Despite technological advances in components, including thin film disks, and the prospects for continued data storage market growth, disk drive manufacturers face a demanding marketplace. A strong competitive position is best achieved through continual innovation. Improvements in product performance characteristics, designed to meet the growing demands for increased storage capacity, play an integral part in allowing the manufacturer to generate acceptable gross margins. However, in the highly competitive disk drive industry, other manufacturers have generally been able to develop comparable products within a relatively short time. The likelihood of rapidly decreasing profitability over the life cycle of any given product provides a strong incentive for manufacturers to innovate. This results in extremely short product cycles, currently estimated to be from nine to twelve months.

     Disk drive manufacturers participating in the high-end, high-capacity disk drive market segment can realize higher gross margins by successfully addressing the need for drives capable of supporting today's demand for high-performance, value-added computing products. In this segment, which supplies products incorporated into high-end PCs, network servers and workstations, users are less price sensitive than typical home PC consumers because they have a more compelling need for a value-added product. Because of the short product cycles and the significant technology improvements incorporated into each new generation of high performance disk drives, the need to be in the forefront of technological advances is particularly great for companies competing in this segment.

     Disk drive manufacturers can produce higher capacity products by putting more disks in a drive or coupling a number of drives together in an array. These approaches are limited by form factor constraints and technical complexity. These are also relatively high cost solutions since the drive manufacturer is adding more componentry. A more cost-effective solution is to develop a product that can store more data using the same number of components. Thus, disk drive manufacturers generally have relied on the development of new head technologies and of thin film disks with improved areal density characteristics to support generational advances in storage capacity and performance.

THE HMT APPROACH

     HMT focuses on providing value added technological solutions that meet the demands of the high-end, high-capacity disk drive market. The Company develops, manufactures and sells technologically advanced products designed to provide improved performance, principally through achieving higher coercivities and lower glide heights. The Company seeks to be a supplier to disk drive manufacturers with a proven record for technological leadership because these customers have the greatest ability to fully exploit the value of technologically superior disks. By working with such high-end customers and their head vendors, HMT can influence leading edge disk drive designs and earn a strong position as a supplier of disks for these products.

STRATEGY

     The key elements of HMT's strategy are as follows:

     - Establish and Maintain Leadership in High-End Product Technology. The Company focuses its development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, HMT is continually engaged in efforts to enhance its proprietary technologies and processes. For example, efforts in the alloy and process development area, focusing largely on non-precious metal alloys, are directed toward improving disk coercivity above the 2500 Oe level.

     - Develop Collaborative Relationships with Leading Head and Disk Drive Manufacturers. The Company works closely with head manufacturers developing new technologies, including TRI-PAD compatible and MR-head ready disks. This collaboration enables the parties to develop compatible products which can be effectively incorporated together into leading edge disk drives. HMT also seeks to establish strong relationships with its customers, enabling the Company to participate in establishing technological and design requirements for new products. The Company believes that close technical collaboration with its customers and their other suppliers during the design phase of new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to reach cost effective high volume manufacturing rapidly and enhances the likelihood that the Company will become a primary supplier of thin film disks for high performance disk drive products.

     - Develop Advanced Manufacturing Processes to Support Volume
       Production. HMT develops advanced manufacturing processes directly on state-of-the-art production equipment. Developing manufacturing processes for new products directly on active production lines during the research and development phase increases the likelihood that the Company can quickly and efficiently transition to high volume commercial production of new products. The ability to implement new processes quickly also helps the Company meet its customers' increasingly rapid time-to-market demands and advances its goal of having its products designed into its customers' disk drives.

     - Expand Manufacturing Capacity. Demand for the Company's thin film disks currently exceeds its manufacturing capacity. HMT has recently completed an expansion of manufacturing capacity in its current facility and announced plans to construct a new production facility at its Fremont, California site. In addition, the Company recently acquired an aluminum substrate manufacturing facility and related equipment located in Eugene, Oregon and has announced plans to enlarge that facility in order to increase substrate production and to add nickel plating and polishing capability. The Company expects that added capacity will enable it to improve its ability to meet the demands of current customers and position it to take advantage of additional market opportunities.

     - Maintain Strict Quality Control of Manufacturing Process. HMT believes that its close attention to quality control results in a consistent product and high production yields and is key to its success. Attention to quality has the dual benefit of producing high performance disks and lowering the Company's cost of production. In addition, product quality is an essential factor in the supplier certification process of disk drive manufacturers. Two customers currently accept shipments of the Company's products directly to stock, which HMT believes indicates a high degree of customer confidence in HMT's ability to manufacture a consistently high quality product and which potentially reduces customer costs associated with disk supply.

PRODUCTS

     The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 1900 to 2200 Oe and glide heights of 1.5 microinches or less. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 2700 Oe.

     The Company's product mix continually shifts as technological advances are implemented in anticipation of demand for disks with improved performance characteristics and the Company transitions production from less technologically sophisticated disks still in active use. For example, during the three months ended March 31, 1995, 1800 Oe and below products comprised 95.0% of total units shipped. In the three months ended March 31, 1996, all products shipped were 1900 Oe and above, with more than 40% of the units shipped having coercivities of 2000 Oe and above.

     The Company's disks are currently used by seven disk drive manufacturers in nine different 3 1/2-inch disk drive products. Currently, these disks are primarily used in disk drives with capacities ranging from 1.6 GB to 9 GB and have storage capacity per disk ranging from 525 to 750 MB. The Company has the technological capability to produce disks to fit standard form factors of 5 1/4-inches and below, although it currently produces only 3 1/2-inch disks.

MANUFACTURING AND QUALITY

     HMT believes that its internally developed proprietary and patented manufacturing processes and state-of-the-art equipment, to which it has made proprietary modifications, combined with its extensive expertise, currently provide HMT with a technological advantage over competing independent thin film disk manufacturers. HMT's expertise, processes and equipment also allow it to develop new proprietary processes in response to customers' requirements for improved product performance and to integrate new technologies into the manufacturing process rapidly. The Company's production lines can be installed, modified or expanded on a cost efficient basis. The use of a modular strategy facilitates incremental capacity increases, efficient adaptation of manufacturing equipment for new product processes and achievement of high volume manufacturing capacity for new products on a timely basis.

  Manufacturing Process

     The Company's manufacturing process is briefly summarized as follows:

          Chamfer, Grind, Bake and Wash. The initial input to the production of a thin film disk is an aluminum blank that can be procured from a number of sources. To create specialized aluminum alloy substrates, the manufacturer chamfers the sharp inner and outer edges of the blank, rough grinds the blank to achieve flatness, bakes the blank to bring out surface roughness, final grinds to remove surface defects and improve surface finish, and then washes the blank to remove particles. HMT manufactures a portion of its requirements for these substrates, which must be flat, smooth and free of surface defects, and purchases the balance of its requirements from independent vendors.

          Plate, Polish, Texture and Wash. Aluminum substrates are plated with electro-less nickel, a non-magnetic layer critical to corrosion resistance that strengthens the disk and improves durability. The Company currently performs most of its nickel plating in-house. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface, reducing its roughness, while maintaining the overall flatness of the disk. The Company's texturizing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. The final step in these front-end processes is washing to present a clean disk surface. Subsequent processes occur in class 10 clean rooms.

          Sputter, Dip Lube and Kiss Buff. The sputter process uses equipment and a process, similar to that used in silicon wafer fabrication, in which layers of materials are deposited on the disk through a vacuum sputtering process. The chrome and magnetic layers determine the magnetic properties of the disk. The carbon layer is a protective overcoat. After sputtering, a microscopic layer of lubrication is applied to the disk's surface to improve durability and reduce surface friction. After lubrication, a surface finishing step is applied, commonly referred to as kiss buff or tape burnish.

          Glide/Certify. In the test and certification process each finished disk is electronically screened and certified as acceptable based on the customer's specifications. A robotically controlled tester electronically tests for glide performance. The tester then writes information onto the disk, reads it back and erases it, simulating performance in the customer's disk drive. Each disk is tested for parametrics, errors in the read/erase process and surface defects.

     The conversion of a specialized aluminum alloy substrate into a final product requires three to five days.

                     THE THIN FILM DISK PRODUCTION PROCESS

  Quality Assurance

     HMT has a dedicated quality assurance group. The Company believes that its quality assurance program allows it to realize superior product yields and consistently produce a quality product.

Because a high quality product is critical to achieving strong operating results and high customer satisfaction, HMT's emphasis on this area will remain a top priority. The organization consists of four separate groups:

     - Application Engineering. The Application Engineering group is responsible for reviewing customer requirements and specifications by conducting specification reviews and soliciting customer and internal manufacturing feedback. Other functions include correlating and evaluating the results of HMT and customer testing, generating standards and performing source audits.

     - Supplier Quality Engineering. Because quality assurance is a critical aspect of the Company's strategy, the emphasis on quality must extend to the supplier level. The Supplier Quality Engineering group is responsible for ensuring incoming product quality through auditing suppliers, reviewing process data, establishing internal specifications and creating quality procedures and practices. The group also establishes material specifications, supplier benchmarking and standards for qualification of the supplier base.

     - Reliability and Process Engineering. The Reliability and Process Engineering group is responsible for performing ongoing reliability testing, process improvement testing and new product development testing. Specific functions involve statistical process control analysis, gauge repeatability and reproducibility studies, equipment calibration, process qualification improvements and in-process quality audits.

     - Customer Support. The Customer Support group acts as liaison between the customer and the Company's manufacturing organization. All customer concerns and issues are handled through the group. Other responsibilities include corrective action requests, non-conforming material reviews, return material authorizations and document control.

  Manufacturing Facilities and Capacity

     The Company's manufacturing facilities, distribution center and administrative offices are located in Fremont, California. The Company's Fremont facility received ISO 9001 certification in May 1996. The Company operates 14 production scale sputtering lines for production and development of products. A typical sputtering line consists of one sputtering machine and associated equipment, such as texturizers, lubricators, glide testers and certifiers. The Company's facilities, which currently operate seven days a week, 24 hours per day, are close to full capacity. The Company has recently announced plans to construct a new production facility at its Fremont, California site, in which it plans to install up to 16 additional production scale sputtering lines. The Company has also recently acquired an aluminum substrate manufacturing facility and related equipment located in Eugene, Oregon, and has announced plans to enlarge that facility in order to increase substrate production and to add nickel plating and polishing capability.

     Because the Company has been operating at close to full capacity, growth in the Company's net sales depends on the successful expansion by the Company of its manufacturing capacity. Although the Company has improved its production capacity in its existing facility, significant additional increases will depend on successfully developing the new production facility in Fremont and on successfully enlarging the Eugene, Oregon facility to provide an increased internal supply of nickel plated and polished substrates. There can be no assurance that the Company will be able to successfully increase capacity and the failure to do so could have a material adverse effect of the Company's business, operating results and financial condition.

TECHNOLOGY

     The Company believes that there are a number of factors that are key to establishing and maintaining an advanced technology position. The Company is optimizing non-precious metal alloys, based on a cobalt/chromium/tantalum alloy, for future products with coercivities that can support foreseeable demand for increased storage capacity using relatively inexpensive materials. The Company also has extensive expertise in the deposition of these and other alloys onto disks. The Company uses state-of-the-art static sputtering machines in the development and production of disks. Static machines differ from in-line, pallet machines used by some other disk manufacturers in a number of important respects. Static sputtering machines process one stationary disk at a time, allowing for greater control of alloy deposition and minimizing spatial and temperature variation; use isolated process chambers, permitting the manufacturer to control and optimize each process step separately; and do not require a pallet, reducing the risk of contamination of the disk surface during processing. The Company has further enhanced the performance of sputtering equipment supplied by vendors through internally developed, proprietary and patented modifications.

     The Company believes its unique tribology approach, which minimizes detrimental interaction between the head and disk, is another area of strength. The method involves balancing the inter-relationship between texturizing, carbon overcoating and lubrication. The Company's patented graded zone texture process allows the Company to produce a rougher texture at the disk's inner diameter, while creating a smoother surface on the remainder of the disk. This process provides increased protection where the head most often comes into contact with the disk, while also minimizing the distance between the head and the disk magnetics in other regions of the disk where data is stored and read. A nitrogen-containing carbon overcoat offers superior wear resistance. Application of the Company's in-house blended lubricant results in disks that can withstand an extreme range of temperature and humidity conditions. These additional layers must be thick enough to achieve the desired protection of the disk and thin enough to minimize the distance between the head and the magnetic layer of the disk. The Company believes that its application of these technologies, with particular attention to the inter-relationship between the technologies and their combined effect on disk performance, have enabled it to develop competitive high-capacity disks.

     The Company also devotes considerable resources to developing disks for drives utilizing new head technology. Head technology, traditionally based on flying inductive heads that combine the read and write function within one head, is undergoing significant evolution. Two important new technologies, proximity recording and MR-heads, have emerged and over time are expected to replace traditional inductive technology. The Company believes that proximity recording, such as TRI-PAD or similar technology, which is an extension of current inductive technology that, by design, allows a portion of the head to have intermittent contact with the disk, will be an important technology for the next several years. MR-head technology segregates the read and write function to different elements of the head. By physically disconnecting the writing and readback processes each can be individually tuned for optimized performance. The Company expects that the superior performance offered by MR technology will make it the dominant head technology of the future. In order to take advantage of the technological potential of these new head technologies and enable the Company to play a role in setting design specifications for the disk drive product, HMT works directly with head manufacturers to develop compatible disks. The Company has demonstrated the ability to produce disks for the new head formats through the use of non-precious metal alloys, modified equipment and optimized processes.

     The Company believes that its materials science expertise and ongoing commitment to developing new technologies is critical to remaining competitive and achieving desired operating results. The Company expects its research and development effort to remain focused on alloy and process development, substrate finish and texture, overcoat development, and compatibility with advanced recording concepts. As it has done in the past, the Company intends to conduct many of its development programs directly on active production lines, facilitating transition to high volume commercial production and minimizing development expense. During the fiscal years 1994, 1995 and 1996, the Company incurred $2.8 million, $3.1 million, and $3.8 million, respectively, of research and development expenses. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products.

CUSTOMERS, SALES AND SUPPORT

     The Company sells its products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to the Company's principal customers in fiscal 1996 and fiscal 1995.

                                                                  FISCAL 1996   FISCAL 1995
                                                                  -----------   -----------
        Maxtor..................................................      40.5%         73.7%
        Western Digital.........................................      35.8           5.9
        Quantum.................................................       6.4           1.0
        Micropolis..............................................       9.1          11.2

     The Company's other customers during the three months ended March 31, 1996 included Iomega, Hewlett Packard and Samsung. Iomega utilizes the disks in its removable media hard disk drives. Due to cessation of its high-end manufacturing operations, Quantum's high-end products are expected in the future to be manufactured by Matsushita Kotobuki Electronics Industries ("MKE"), and the Company is currently qualifying its products with MKE. The Company recently began shipping products to Samsung. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter.

     The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor over the next five years. While this agreement contemplates a significant increase in the purchases of disks by Maxtor from current levels, it is subject to a number of conditions and qualifications; and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

     The Company believes that close technical collaboration with its customers and their other suppliers during the design phase of new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to rapidly reach cost effective high volume manufacturing and enhances the likelihood that the Company will become a primary supplier of thin film disks for new disk drive products. However, the design-in process is ongoing and recurs frequently, and the Company must compete for participation in each new product program, even those of existing customers.

     The Company's customer sales and service efforts are an integral part of maintaining strong customer relations. The sales and service organization processes requests from customers concerning product needs and acts to mobilize the Company's resources to fulfill customer requests.

     Although the Company has broadened its customer base, there are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Additionally, there is the possibility that one or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. There has also been a trend toward consolidation in the disk drive industry that the Company expects to continue. If any of the Company's customers or competitors were to combine and rationalize suppliers and competitive product lines, the Company's business, results of operations and financial condition could be materially adversely affected.

BACKLOG

     The Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. The Company's backlog of purchase orders requesting delivery in the following quarter was approximately $69.3 million as of March 31, 1996, compared with $25.8 million as of March 31, 1995. Customers typically provide the Company with forecasts of expected requirements for the next three to six months and submit purchase orders 60 to 90 days in advance of shipment dates. Because these purchase orders may be modified or rescheduled by customers on short notice and without penalty, the Company does not believe that its backlog as of any particular date should be considered indicative of sales for any future period.

COMPETITION

     Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Japan-based manufacturers and U.S. captive manufacturers. Historically each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitors are Akashic Memories Corporation, a subsidiary of Kubota, Inc. ("Akashic"), Komag, Incorporated ("Komag") and StorMedia Incorporated ("StorMedia"). Japan-based competitors include Fuji Electric Company Limited ("Fuji"), Mitsubishi Kasei Corporation ("Mitsubishi"), Showa Denko K.K. ("Showa Denko") and Hoya Corporation ("Hoya"). Certain of these companies have significantly greater financial, technical and marketing resources than the Company. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate, an affiliate of Maxtor and Western Digital, manufacture disks or plan to manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent manufacturers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use, or that disk manufacturing capacity will not exceed demand. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation.

     The market for thin film disk products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting this market include performance, quality, delivery capability and price. The Company believes that its products compete favorably in the high-end segment of the market that it serves, especially with respect to performance and quality. The thin film disk industry is characterized by short product life cycles, ranging from nine to twelve months. As a result, the Company must continually anticipate, and adapt its products to meet, demand for increased storage capacity. There can be no assurance that in the future the Company will be able to manufacture products on a timely basis with the quality and features necessary in order to remain competitive. In addition, the development of technologically innovative products requires substantial investments in research and development. Specifically, the thin film disk industry is characterized by intense price competition. While the Company believes that consumers in the high-end high-capacity segment of the market in which the Company operates are less sensitive to price, the Company has experienced pricing pressures in the past, and there can be no assurance that the Company will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 26 patents and 15 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     The Company may from time to time be notified by third parties that it may be infringing patents owned by such third parties. If necessary, the Company may have to seek a license under such patents or modify its products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patents, in which case the Company's business, operating results and financial condition could be materially adversely affected. The Company and one of its customers have been contacted by Virgil L. Hedgcoth concerning the use of certain disk preparation techniques allegedly patented by Mr. Hedgcoth (the "Hedgcoth Patents"). The Company generally provides its customers with indemnification for damages sustained by a customer as a consequence of patent infringement claims arising out of use of the Company's products and agrees to defend its customers against such claims. Based on its review of the Hedgcoth Patents, the Company believes that it does not use the techniques described in the Hedgcoth Patents. The Company is aware that another manufacturer is currently litigating the validity of the Hedgcoth Patents. Should they be upheld, there can be no assurance that Mr. Hedgcoth will not make a claim against the Company, in which case the Company could be required to defend its position.

     Litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or claims for indemnification resulting from infringement claims by third parties. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

SOURCES OF SUPPLY

     The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including substrates, texturizers, plating chemicals, abrasive tapes and slurries, certifier heads, sputter targets and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will not be available only with longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, would require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. While the Company has implemented procedures to monitor the quality of the materials received from its suppliers, there can be no assurance that materials will meet the Company's specifications and will not adversely impact manufacturing yields or cause other production problems. For example, in the quarter ended March 31, 1995, the Company's operating results were adversely affected by chlorine contamination of its thin film disk products that it believes resulted from chlorine contamination of disk carriers provided by one of its suppliers. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

ENVIRONMENTAL REGULATION

     The Company's operations and manufacturing processes are subject to certain environmental laws and regulations, which govern the Company's use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the pre-treatment and discharge of process waste waters and its emission of air pollutants. The Company has from time to time been notified of minor violations of environmental laws and regulations, including its waste water discharge permits, San Francisco Bay Area air quality regulations and hazardous material regulations including releases of hazardous materials. These violations have been corrected in all material respects without undue expense. Environmental laws and regulations, however, may become more stringent over time and there can be no assurance that the Company's failure to comply with either present or future laws or regulations would not subject the Company to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.

EMPLOYEES

     As of March 31, 1996, the Company had 651 full-time employees, with 542 in manufacturing, 37 in research and development, 32 in quality assurance and 40 in administration and marketing. The Company believes it generally has good relations with its employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical personnel is vital to its success. Although competition for such personnel is intense, the Company believes that it has not historically experienced difficulties in attracting personnel that are significantly different from those experienced by its competitors.

RECAPITALIZATION TRANSACTION

     On November 30, 1995 the Company effected a leveraged recapitalization (the "Leveraged Recapitalization"). The Leveraged Recapitalization and related transactions consisted of: (i) the repurchase by the Company from Hitachi Metals of shares of Common Stock representing all the outstanding capital stock of the Company for an aggregate purchase price of $52.1 million in cash; (ii) the recapitalization of the Company through the issuance of 21,968,057 shares of Common Stock for an aggregate purchase price of approximately $0.7 million, 5,900,000 shares of Series A Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of approximately $59.0 million, $47.0 million of subordinated promissory notes ("Subordinated Notes") and $60.0 million in senior debt with associated warrants to purchase 701,344 shares of Common Stock at an exercise price of $0.0003 per share and (iii) the grant of options to purchase 11,451,865 shares of Common Stock under the 1995 Management Stock Option Plan ("Management Plan") and 1995 Stock Option Plan ("Stock Plan" and collectively with the Management Plan, "Stock Plans"). The purchasers of the Company's securities in the Leveraged Recapitalization included certain investment funds affiliated with Summit Partners, L.P. ("Summit Partners") and certain other investment funds, the Company's management and employees and Hitachi Metals. The terms of the Leveraged Recapitalization were determined through negotiations between Hitachi Metals and Summit Partners, who, prior to the Leveraged

Recapitalization, did not have any affiliation with the Company. Pursuant to these negotiations, the shares of Common Stock were valued at $0.03 per share. The Series A Preferred Stock was valued at $10.00 per share, and the Subordinated Notes were valued at face value. The values of these securities were confirmed by a third party appraisal.

     The Leveraged Recapitalization has been accounted for as a recapitalization, and accordingly, no change in the accounting basis of the Company's assets has been made.

     As of November 30, 1995 (immediately prior to the Leveraged Recapitalization), the Company had $98.5 million in assets and $122.7 million in liabilities. Immediately following the Leveraged Recapitalization, the Company had $110.9 million in assets, $132.1 million in liabilities (including a $60.0 million senior bank term loan and $47.0 million of Subordinated Notes) and $59.0 million of Series A Preferred Stock. See "Certain Relationships and Related Transactions -- Leveraged Recapitalization."

ASSET PURCHASE

     During May 1996, the Company purchased an aluminum substrate manufacturing facility and other related equipment in Eugene, Oregon for approximately $5.0 million. The acquisition will be accounted for as an asset purchase, and acquisition related expenses are not expected to have a significant impact on first quarter fiscal 1997 results.

                                  RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

HISTORY OF OPERATING LOSSES

     The Company experienced operating losses for its fiscal years ending March 31, 1995 and 1994 of $2.0 and $11.3 million, respectively. Although the Company has improved its operating results since its new management team was assembled and has achieved an operating profit in five of the past six quarters, there can be no assurance that the Company will be able to maintain profitability in the future. See Item 7.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. For example, during the eight quarters ended March 31, 1996, the Company's net sales, gross profit (loss) and net income (loss) ranged from $14.8 million, $(2.6) million and $(6.7) million, respectively, for the three months ended March 31, 1995 to $65.0 million, $27.2 million and $11.6 million for the three months ended March 31, 1996. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, modifications and quantity adjustments and shipment reschedulings; changes in product mix; manufacturing yields; the level of utilization of the Company's production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues. See "-- Dependence on Suppliers" and Item 7.

     The Company derives substantially all of its net sales from the sale of thin film disks to a small number of customers. The Company typically supplies disks in volume for a limited number of disk drive products at any one time, and these products have an extremely short life cycle. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. Generally, new products have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor in its continued success. Moreover, manufacturing yields and production capacity utilization impact the Company's operating results. New products often have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. The ability to adjust manufacturing procedures to reduce costs and improve manufacturing yields and productivity during a product's life is limited, and many adjustments can only be implemented in connection with new product introductions or upgrades. Small variations in manufacturing yields and productivity can have a significant impact on operating results. Furthermore, because the thin film disk industry is capital intensive and requires a high level of fixed costs, operating results are also extremely sensitive to changes in volume. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. The impact of any of the foregoing factors could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; LENGTHY SALES CYCLE

     During fiscal 1996 and 1995, the Company shipped most of its thin film disks to four customers: Maxtor Corporation ("Maxtor"), Western Digital Corporation ("Western Digital"), Quantum Corporation ("Quantum") and Micropolis Corporation ("Micropolis"). Aggregate shipments to Maxtor, Western Digital, Quantum and Micropolis represented 40.5%, 35.8%, 6.4% and 9.1%, respectively, of net sales in fiscal 1996 and 73.7%, 5.9%, 1.0% and 11.2%, respectively, of net sales during fiscal 1995. There are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. The Company's success will therefore depend on the success of its key customers. For example, in fiscal 1994 the Company's operating results were adversely affected by operating difficulties experienced by the Company's then largest customer. One or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, one of the Company's customers, Western Digital, manufactures thin film disks for its own use and an affiliate of another customer, Maxtor, has recently announced plans to do so. There has also been a trend toward consolidation in the disk drive industry, which the Company expects to continue. For example, in February 1996, two leading disk drive manufacturers, Seagate Technology, Inc. ("Seagate") and Conner Peripherals, Inc., combined to form the world's largest disk drive manufacturing company. If any of the Company's customers or competitors were to combine and reduce suppliers and competitive product lines, the Company's business, operating results and financial condition could be materially adversely affected. See "Business -- Customers, Sales and Support."

     The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor over the next five years. While this agreement contemplates a significant increase in the purchases of disks by Maxtor from current levels, it is subject to a number of conditions and qualifications; and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

     Qualifying thin film disks for incorporation into a new disk drive product requires the Company to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before making a purchasing decision. Accordingly, the Company's products typically have a lengthy sales cycle, which can range from six to 12 months, during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will result.

INTENSE COMPETITION

     The market for the Company's products is highly competitive, and the Company expects competition to continue in the future. Certain of the Company's competitors have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that in the future the Company will be able to develop and manufacture products on a timely basis with the quality and features necessary in order to remain competitive. Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Japan-based manufacturers and U.S. captive manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitors are Akashic, Komag, and StorMedia. Japan-based competitors include Fuji, Mitsubishi, Showa Denko and Hoya. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate, an affiliate of Maxtor and Western Digital, manufacture disks or plan to manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation. Specifically, the thin film disk industry is characterized by intense price competition. The Company has experienced pricing pressures in the past, and there can be no assurance that the Company will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Competition."

     The Company believes that certain of its competitors are currently engaged in substantial efforts to increase disk manufacturing capacity in light of the apparent imbalance between current levels of demand for disks and existing industry capacity. These efforts should result in significant additional capacity in the industry within the next one to two years. To the extent that these efforts result in industry capacity in excess of levels of demand, the Company could experience increased levels of competition, which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON INTENSELY COMPETITIVE AND CYCLICAL HARD DISK DRIVE INDUSTRY

     The Company's operating results are dependent on current and anticipated demand for high-end, high-capacity hard disk drives, which in turn depend on the demand for high-end PCs, network servers and workstations. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin film disks, as well as pricing pressures. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components, including thin film disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. In recent years, the disk drive industry has experienced significant growth, and the Company has expanded its capacity and expects to do so further. There can be no assurance that such growth will continue, that the level of demand will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives would have a material adverse effect on the Company's business, operating results and financial condition. See
Item 7 and "Business -- Backlog." Additionally, the hard disk drive industry is intensely competitive, and, in the past, some disk drive manufacturers have experienced substantial financial difficulties. To date, the Company has not incurred significant bad debt expense. However, there can be no assurance that the Company will not face greater difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Customers, Sales and Support."

RAPID TECHNOLOGICAL CHANGE

     The thin film disk industry has been characterized by rapid technological development and short product life cycles. Product life cycles typically range from nine to twelve months. As a result, the Company must continually anticipate, and adapt its products to meet, demand for increased storage capacity. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances in disk drives and develop products incorporating such advances in a timely manner or to compete effectively against its competitors' new products. In addition, there can be no assurance that customers will certify the Company's products for inclusion in new disk drive products. The Company anticipates continued changes in the requirements of the disk drive industry and thin film disk manufacturing technologies, and there can be no assurance that the future technological innovations will not reduce demand for thin film disks. The Company's business, operating results and financial condition will be materially adversely affected if the Company's efforts are not successful, if the technologies that the Company has chosen not to develop prove to be competitive alternatives or if any trend develops toward technology that would replace thin film disks as a storage medium. See "Business -- Industry Background -- Challenges Facing the Disk Drive Industry" and "-- Products."

DEPENDENCE ON SUPPLIERS

     The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including substrates, texturizers, plating chemicals, abrasive tapes and slurries, certifier heads, sputter targets and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, would require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Sources of Supply."

     While the Company has implemented procedures to monitor the quality of the materials received from its suppliers, there can be no assurance that materials will meet the Company's specifications and will not adversely impact manufacturing yields or cause other production problems. Minor variations from the Company's specifications could have a disproportionately adverse impact on manufacturing yields. For example, in the quarter ended March 31, 1995, the Company's operating results were materially adversely affected by chlorine contamination of its thin film disk products that it believes resulted from chlorine contamination of disk carriers provided by one of its suppliers. See
"Business -- Manufacturing and Quality -- Quality Assurance."

NEED FOR ADDITIONAL FINANCING

     The disk media business is capital intensive, and the Company believes that in order to remain competitive, it will need significant additional financing resources over the next several years for capital expenditures, working capital, and research and development. Among other things, the Company's customers prefer suppliers that can meet a substantial portion of their volume requirements, so the Company will need to expand its manufacturing capacity to remain competitive. The Company currently expects to spend in excess of $250 million on capital expenditures directed toward expansion of production capacity over the next eighteen months, of which in excess of $150 million are expected to be incurred within the next 12 months. The Company believes that it will be able to fund planned expenditures for at least the next twelve months from a combination of funds available under its credit facilities, cash flow from operations and existing cash balances. As of March 31, 1996, the Company had approximately $45.9 million in working capital, including approximately $35.8 million in cash and cash equivalents. In addition, the Company's operations generated cash flow of $50.4 million during the year ended March 31, 1996. In order to accelerate or increase the scope of its facilities expansion, the Company will require additional capital. The Company will continue to have significant future obligations and expects that it will require additional capital to support future growth, if any. The Company may not be able to obtain additional financing as needed on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and research and development expenditures, which could materially adversely affect the Company's future operations and competitive position. Moreover, the Company's need to raise additional capital through the issuance of securities may result in additional dilution to earnings per share. See Item 7 and Item 13.

MANAGEMENT OF GROWTH

     The Company has recently experienced a period of rapid expansion in its operations that has placed, and could continue to place, a significant strain on the Company's management and other resources. In addition, through November 1995, some managerial functions were performed by Hitachi Metals and the Company has only recently added additional resources necessary to enable it to operate as an independent company. Although the Company's management team has extensive industry experience, most of its members have only a limited history with the Company, having joined the Company since February 1994, when Ronald L. Schauer became Chief Executive Officer. Larry J. Anderson joined the Company as Vice President, Marketing and Sales in January 1996, and Peter S. Norris joined the Company as Chief Financial Officer upon completion of the Leveraged Recapitalization in November 1995. Mr. Norris has subsequently hired additional members of the finance and accounting organization and has begun to enhance the reporting, financial controls and management information systems of the Company. The Company's status as a public company since its March 1996 initial public offering has placed additional demands on the Company's management, including its finance and accounting organization. The Company's ability to manage its expanding operations effectively will require it to continue to improve its operational, financial, and management information systems, and to train, motivate and manage its employees. If the Company's management is unable to manage its operations effectively, the Company's business, operating results and financial condition could be adversely affected. See Item 10.

VOLATILITY

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of technological innovations or new products by the Company, its customers or its competitors, developments in patents or other intellectual property rights, general conditions in the computer or disk drive industry, and general economic and market conditions. Additionally, the stock market in general, and the market for technology stocks in particular, has experienced extreme price volatility in recent years. This volatility has often had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. Broad market fluctuations could have a significant impact on the market price of the Common Stock.

ITEM 2.  PROPERTIES

     The Company owns a 57,776 square foot building, used for manufacturing and administration, on approximately 4.3 acres of land in Fremont, California, and an adjacent five acre parcel. The Company has recently announced its intention to build an additional 120,000 square foot manufacturing and administrative facility on this site. The Company leases an adjacent 50,400 square foot building used primarily for manufacturing under a lease that expires in December 1998 with four five-year extension options. The Company also leases 11,424 square feet of space in a nearby building that it uses for a distribution center under a lease agreement that expires in September 1998, subject to an option to extend for an additional five years. A smaller facility used for administrative offices has a lease term ending March 1997.

     On May 9, 1996, the Company purchased a 36,400 square foot building on approximately 4.6 acres in Eugene, Oregon. The Company has announced plans to enlarge this building, which is used for manufacturing and administration, to 75,000 square feet.

     The Company's Fremont facilities, which currently account for all of its finished disk production, are located near major earthquake faults. Disruption of operations for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, could materially adversely affect the Company's business, operating results and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An Action by Written Consent of Stockholders was sent to the Company's stockholders during January 1996.

     (b) The matters voted upon pursuant to the Action by Written Consent of Stockholders in January 1996, and the voting of the stockholders with respect thereto, are as follows:

      (i) Approval of the adoption of a Certificate of Amendment of Restated Certificate of Incorporation to effect a thirty-one-for-one split of the Company's Common Stock, increase the number of authorized shares of Common Stock to one hundred million (100,000,000) shares, and increase number of authorized shares of Preferred Stock to fifteen million (15,000,000) shares;

      (ii) Approval of adoption of Amended and Restated Certificate of Incorporation and Bylaws;

      (iii)  Approval of adoption of the Company's 1996 Equity Incentive Plan;

      (iv) Approval of adoption of the Company's 1996 Non-Employee Directors' Stock Option Plan;

      (v)   Approval of adoption of the Company's Employee Stock Purchase Plan;
            and,

      (vi) Approval of selection of Coopers & Lybrand L.L.P. as the Company's auditors for the fiscal year ending March 31, 1996.

          For: 971,647*                                       Not Voting: 6,000*
- ---------------
* Reflects number of shares held prior to the 31-for-1 stock split.

                                    PART II

ITEMS 5, 6, 7, 8 AND 9.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol "HMTT" effective March 13, 1996. The following table sets forth, for the calendar periods indicated, the range of high and low closing sales prices, as reported on the Nasdaq National Market since March 13, 1996.

                                                                           PRICE RANGE
                                                                                OF
                                                                           COMMON STOCK
                                                                           ------------
                                                                           HIGH     LOW
                                                                           ----     ---
    FISCAL 1996
    Fourth Quarter (beginning March 13, 1996)............................  $11 1/2  $9 7/8

     As of June 13, 1996 there were approximately 111 holders of record of the Common Stock. On June 13, 1996, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $17.125 per share.

                                DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all future earnings for use in its business, and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, no dividends may be paid on Common Stock as long as the Series A Preferred Stock remains outstanding, and the terms of the Company's revolving credit facility prohibit the payment of dividends without the banks' prior approval. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     FISCAL YEAR ENDED MARCH 31,
                                                         ---------------------------------------------------
                                                           1996      1995       1994       1993       1992
                                                         --------   -------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales..............................................  $194,401   $72,893   $ 64,242   $ 70,987   $ 44,076
Cost of sales..........................................   119,803    67,539     67,648     76,237     52,863
                                                         --------   -------    -------    -------    -------
Gross profit (loss)....................................    74,598     5,354     (3,406)    (5,250)    (8,787)
                                                         --------   -------    -------    -------    -------
Operating expenses:
  Research and development.............................     3,803     3,130      2,781      2,499      2,403
  Selling, general and administrative..................     7,774     4,230      5,115      4,725      4,834
  Recapitalization expenses............................     4,347        --         --         --         --
                                                         --------   -------    -------    -------    -------
         Total operating expenses......................    15,924     7,360      7,896      7,224      7,237
                                                         --------   -------    -------    -------    -------
Operating income (loss)................................    58,674    (2,006)   (11,302)   (12,474)   (16,024)
Interest expense and other, net........................     8,578     6,915      6,001      4,806      5,061
                                                         --------   -------    -------    -------    -------
Income (loss) before income tax provision (benefit) and
  extraordinary debt extinguishment costs..............    50,096    (8,921)   (17,303)   (17,280)   (21,085)
Income tax provision (benefit).........................     2,590        20         22       (224)        --
                                                         --------   -------    -------    -------    -------
Net income (loss) before extraordinary debt
  extinguishment costs.................................    47,506    (8,941)   (17,325)   (17,056)   (21,085)
Extraordinary debt extinguishment costs, net of
  income taxes.........................................     1,127        --         --         --         --
                                                         --------   -------    -------    -------    -------
Net income (loss)......................................    46,379    (8,941)   (17,325)   (17,056)   (21,085)
Accretion for dividends on Mandatorily Redeemable
  Series A Preferred Stock.............................    (1,157)       --         --         --         --
Net income (loss) available for common stockholders....  $ 45,222   $(8,941)  $(17,325)  $(17,056)  $(21,085)
                                                         ========   =======    =======    =======    =======
Net income (loss) available for common stockholders per
  share(1).............................................  $   1.28   $ (0.26)  $  (0.50)  $  (0.49)  $  (0.61)
                                                         ========   =======    =======    =======    =======
Shares used in computing per share amounts(1)..........    35,224    34,822     34,822     34,822     34,822

                                                                             MARCH 31,
                                                        ----------------------------------------------------
                                                          1996       1995       1994       1993       1992
                                                        --------   --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit).............................  $ 45,899   $(82,715)  $(71,175)  $(55,720)  $(31,625)
Total assets..........................................   165,786     75,936     84,104     92,432     96,343
Long-term and senior bank debt, less current
  portion.............................................        --      9,750     12,200     34,650     47,100
Subordinated promissory notes payable to
  stockholders........................................    47,000         --         --         --         --
Mandatorily Redeemable Series A Preferred Stock.......    60,157         --         --         --         --
Total stockholders' equity (deficit)..................    19,524    (51,550)   (46,093)   (28,768)   (11,713)

- ---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income
    (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Risk Factors."

OVERVIEW

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in 1988 as a subsidiary of Hitachi Metals for the purpose of acquiring certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the Xidex acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives. On November 30, 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which the Company repurchased from Hitachi Metals, Ltd ("Hitachi Metals"), then the sole stockholder of the Company, all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals, purchased Common Stock, Mandatorily Redeemable Series A Preferred Stock and subordinated promissory notes. During March and April 1996, the Company sold 9,660,000 shares of Common Stock at $10.00 per share (including exercise of the underwriters' over-allotment option) through its initial public offering. The net proceeds (after underwriter's discounts and commissions and other costs associated with the initial public offering) totaled $88.7 million.

     Beginning in 1994, HMT's management team, many of whom had joined the Company since February 1994, refocused the strategy and operations of the Company. The new management concentrated on the 3 1/2-inch disk form factor, focused on the high-end, high-capacity segment of the disk drive market and expanded the Company's customer base. In addition, HMT implemented an extensive quality assurance program, developed proprietary manufacturing processes and optimized production capacity utilization. These changes resulted in higher production volumes, lower unit costs, and higher average selling prices primarily associated with new high-end products. As a result, the Company has increased sales and improved gross margins, achieving net income of $46.4 million for fiscal 1996 compared with a net loss of $8.9 million for fiscal 1995. The rate of improvement in the Company's operating results experienced in fiscal 1996 is not expected to continue in future periods.

     The Company derives substantially all of its sales from the sale of thin film disks to a small number of customers. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. At any one time the Company typically supplies disks in volume for fewer than ten disk drive products.

     The Company has recently experienced a period of rapid expansion in its operations that has placed, and could continue to place, a significant strain on the Company's management and other resources. In addition, through November 1995, some managerial functions were performed by Hitachi Metals, and the Company has only recently added additional resources necessary for it to operate as an independent company. Although the Company's management team has extensive industry experience, most of its members have only a limited history with the Company. The Company has recently announced plans to construct a new production facility at its Fremont, California site. In addition, the

Company recently acquired an aluminum substrate manufacturing facility and related equipment located in Eugene, Oregon. See "Business -- Manufacturing and Quality -- Manufacturing Facilities and Capability."

     In connection with the Leveraged Recapitalization, the Company issued 5,900,000 shares of Series A Preferred Stock. Beginning on January 1, 1998, the shares of Series A Preferred Stock will begin to accrue cumulative dividends at a rate of approximately $5.9 million a year. However, the Company is required to accrete for accounting purposes the aggregate amount of dividends payable under the terms of the Series A Preferred Stock through the mandatory redemption date. Such accretion reduced earnings available for holders of Common Stock by $1.2 million for fiscal 1996. See Note 7 of Notes to Consolidated Financial Statements. If the Series A Preferred Stock is redeemed prior to January 1, 1998, none of such accreted amounts will be payable by the Company. Other assets at March 31, 1996 include approximately $0.9 million of remaining unamortized deferred financing costs associated with the Company's revolving credit facility.

     Due to the changes in ownership resulting from the Leveraged Recapitalization, utilization of net operating losses is limited to approximately $0.8 million per year over the loss carryforward period (expiring between 2008 and 2010). The benefit from the net operating losses was recorded in the quarter ended December 31, 1995. Had the Company been obligated to pay taxes at the statutory rates for fiscal 1996, net income would have been $30.7 million.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED MARCH 31,
                                                     ---------------------------------------------
                                                     1996      1995      1994      1993      1992
                                                     -----     -----     -----     -----     -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales........................................    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales....................................     61.6      92.7     105.3     107.4     119.9
                                                     -----     -----     -----     -----     -----
Gross profit (loss)..............................     38.4       7.3      (5.3)     (7.4)    (19.9)
Operating expenses:
  Research and development.......................      2.0       4.3       4.3       3.5       5.5
  Selling, general and administrative............      4.0       5.8       8.0       6.7      11.0
  Recapitalization expenses......................      2.2        --        --        --        --
                                                     -----     -----     -----     -----     -----
          Total operating expenses...............      8.2      10.1      12.3      10.2      16.5
                                                     -----     -----     -----     -----     -----
Operating income (loss)..........................     30.2      (2.8)    (17.6)    (17.6)    (36.4)
Interest expense and other, net..................      4.4       9.4       9.3       6.7      11.4
                                                     -----     -----     -----     -----     -----
Income (loss) before income tax provision
  (benefit) and extraordinary debt extinguishment
  costs..........................................     25.8     (12.2)    (26.9)    (24.3)    (47.8)
Income tax provision (benefit)...................      1.3       0.1       0.1      (0.3)       --
Extraordinary debt extinguishment costs, net of
  income taxes...................................      0.6        --        --        --        --
                                                     -----     -----     -----     -----     -----
Net income (loss)................................     23.9%    (12.3)%   (27.0)%   (24.0)%   (47.8)%
                                                     =====     =====     =====     =====     =====

FISCAL YEARS ENDED MARCH 31, 1996, 1995 AND 1994

     Net Sales. Net sales were $194.4 million in fiscal 1996, $72.9 million in fiscal 1995 and $64.2 million in fiscal 1994. This represented an increase of 166.7% from fiscal 1995 to fiscal 1996, and an increase of 13.5% from fiscal 1994 to fiscal 1995. The increase in net sales in fiscal 1996 was primarily attributable to an increase in manufacturing capacity and improved utilization of existing capacity, improved manufacturing processes, and increased yields, resulting in higher production volume and unit shipments, as well as higher average selling prices primarily associated with the sale of new high-end products. The increase in net sales in fiscal 1995 was primarily a result of increased production volumes due to improved manufacturing processes and higher unit shipments, partially offset by a manufacturing disruption experienced in the three months ended March 31, 1995. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

     Gross Profit (Loss). Gross margin was 38.4% in fiscal 1996, 7.3% in fiscal 1995 and (5.3%) in fiscal 1994. The increases in gross margin in fiscal 1996 and fiscal 1995 were primarily a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, increased yields and the absorption of fixed costs over higher unit production volume effected by the refocusing of the strategy and operations of the Company. The increase in gross margin in fiscal 1995 also reflected a partial offset by the manufacturing disruption experienced during the three months ended March 31, 1995.

     Research and Development. Research and development expenses were $3.8 million or 2.0% of net sales in fiscal 1996, $3.1 million or 4.3% of net sales in fiscal 1995 and $2.8 million or 4.3% of net sales in fiscal 1994. Research and development expenses increased in absolute dollars in fiscal 1996 and 1995 due to an increase in headcount related to the Company's new product introductions. The decrease of research and development expenses as a percentage of net sales in fiscal 1996 was primarily a result of the substantial increase in net sales over the same period. The Company develops manufacturing processes for new products directly on active production lines during the research and development phase, avoiding the need for substantial capital investment in dedicated research equipment. The Company anticipates that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses were $7.8 million or 4.0% of net sales in fiscal 1996, $4.2 million or 5.8% of net sales in fiscal 1995 and $5.1 million or 8.0% of net sales in fiscal 1994. The fiscal 1996 increase in selling, general and administrative expenses in absolute dollars reflected increased headcount necessary to support higher production volume and unit shipments, while the decline as a percentage of net sales primarily reflects the increase in net sales over the same period. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars as headcount is increased to support anticipated higher levels of production volume and unit shipments, as well as the demands of administering a stand-alone public entity, although as a percentage of net sales, selling general and administrative expenses may fluctuate. The decrease in fiscal 1995 was primarily a result of reduction in headcount associated with a management reorganization and the associated reduction in compensation expense.

     Recapitalization Expenses. The Company effected the Leveraged Recapitalization on November 30, 1995, and recorded a $4.3 million charge for related expenses for the quarter ending December 31, 1995.

     Interest Expense and Other, Net. Interest expense and other, net was $8.6 million or 4.4% of net sales in fiscal 1996, $6.9 million or 9.4% of net sales in fiscal 1995 and $6.0 million or 9.3% of net sales in fiscal 1994. The fiscal 1996 increase in absolute dollars was primarily a result of higher average debt balances and interest rates, as compared to fiscal 1995. The increase in fiscal 1995 was primarily the result of increased short-term borrowings. The Company anticipates interest expense and other, net may fluctuate in absolute dollars, but will decline as a percentage of net sales as a result of lower average debt balances and improved capital resources resulting from the initial public offering in March 1996.

     Provision for Income Taxes. The Company recorded an income tax provision of $2.6 million, $20,000 and $22,000 in fiscal 1996, 1995 and 1994, respectively. During fiscal 1996, the Company assessed the recoverability of deferred tax assets and, based on expectations about operating results for the three months ending March 31, 1996 and the fiscal year ending March 31, 1997, determined it was more likely than not that the entire balance of deferred tax assets would be recovered. As the facts that supported the reduction of the valuation allowance related to the period immediately following the Leveraged Recapitalization, the Company reduced its income tax expense by approximately $6.9 million to reflect the tax benefit associated with recognition of deferred tax assets at December 31, 1995. The recognition of deferred tax assets and the utilization of $12.7 million of net operating loss carryforwards produced an effective tax rate of 5.2% for fiscal 1996. Due to losses in fiscal 1995 and 1994, the Company required no federal income tax provision. The income tax provision recorded during fiscal 1995 and 1994 was based upon state income taxes of Hitachi Metals allocated to the Company. The Company anticipates an effective tax rate of approximately 38% in future periods.

     Extraordinary debt extinguishment costs, net of income taxes. The Company repaid the balance of a senior bank term loan incurred in connection with the Leveraged Recapitalization on March 14, 1996, after completion of the initial public offering. As a result, the Company recorded a one-time non-cash charge of $1.1 million, net of income taxes, for the write-off of the portion of unamortized debt issue costs related to the senior bank term loan.

ASSET PURCHASE

     During May 1996, the Company purchased an aluminum substrate manufacturing facility and other related equipment in Eugene, Oregon for approximately $5.0 million. The acquisition will be accounted for as an asset purchase, and acquisition related expenses are not expected to have a significant impact on first quarter fiscal 1997 results.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company financed its cash requirements primarily through cash from operating and financing activities. In fiscal 1995, the Company financed its cash requirements primarily through cash from operations. In fiscal 1994, the Company financed its cash requirements principally through cash from investing activities, primarily the refinancing of $19.6 million in equipment

     The Company's operations provided net cash of $50.4 million and $8.7 million for fiscal 1996 and 1995, respectively. Cash generated during fiscal 1996 reflects net income plus depreciation and amortization, as well as an increase in liabilities, partially offset by increases in receivables and deferred income taxes. Increased sales and improved margins contributed to the positive cash flow provided by operations in each of the past two fiscal years.

     For fiscal 1996 and 1995, net cash used in investing activities was $35.5 million and $7.3 million, respectively. The Company invested $39.6 million and $7.3 million in property, plant and equipment during fiscal 1996 and 1995, respectively.

     For fiscal 1996 and 1995, net cash from financing activities was $20.0 million and $(0.6) million, respectively. Cash provided by financing activities for fiscal 1996 reflects the $76.9 million in cash generated from the sale of common stock during the Company's initial public offering (before exercise of the underwriters' over-allotment option, which was exercised after the completion of fiscal 1996), partially offset by the repayment of the senior bank term loan and the net cash used for the Leveraged Recapitalization, which was effected on November 30, 1995, through a $60.0 million senior bank term loan and an aggregate of $106.7 million in debt and equity financing provided by certain investment funds, management and employees, and Hitachi Metals.

     As of March 31, 1996, the Company's principal sources of liquidity consisted of $35.8 million in cash and cash equivalents, and a $30.0 million revolving credit facility under which there were no borrowings. At March 31, 1996, the Company had indebtedness of $47.0 million in principal amount of Subordinated Notes payable to existing stockholders that bear interest at 12.0% (increasing by 1% per year commencing January 1, 1999) and begin to require annual payments of principal on December 31, 2003. The Company also had $59.0 million of Series A Preferred Stock. See Note 7 of Notes to the Consolidated Financial Statements and "Description of Capital Stock". The revolving credit facility is secured by all of the Company's assets. Subsequent to March 31, 1996, the Company received an additional $11.7 million in cash for Common Stock sold pursuant to the over-allotment option of the underwriters of the Company's initial public offering. The Company expects to spend in excess of $250.0 million on capital expenditures directed toward expansion of production capacity over the next eighteen months.

     The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities will provide adequate cash to fund its operations for at least the next twelve months. While operating activities are expected to provide cash in certain periods, continued expansion of the Company's manufacturing capacity will require the Company to obtain additional sources of financing. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. The Company continues to have significant future obligations and expects that it will require additional capital to support planned expansion of the Company's manufacturing capacity and growth, if any. There can be no assurance that the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are set forth on pages 39 through 55 and the related consolidated financial statement schedule is set forth on page 56.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In December 1995, the Company decided to retain Coopers & Lybrand L.L.P. as the independent accountants for the Company and dismissed Ernst & Young LLP, the Company's former accountants. The decision to change independent accountants was approved by the Company's Board of Directors and was made in connection with the Leveraged Recapitalization. There were no disagreements with the former accountants regarding any matters with respect to accounting principles or practices, financial statement disclosure or auditing scope or procedures through December 1995, or with respect to the Company's financial statements for the fiscal years ended March 31, 1994 and 1995. The former accountants' reports as of and for the fiscal years ended March 31, 1994 and 1995 are not a part of the consolidated financial statements of the Company included in this Annual Report on Form 10-K and the related consolidated financial statement schedules included elsewhere in this report. Such reports did not contain an adverse opinion or disclaimer of an opinion or qualifications as to uncertainty, audit scope or accounting principles. Prior to retaining Coopers & Lybrand L.L.P., the Company had not consulted with Coopers & Lybrand L.L.P. regarding accounting principles. However, Hitachi Metals and certain stockholders of HMT had consulted Coopers & Lybrand L.L.P. for the limited purpose of determining appropriate accounting treatment of the Leveraged Recapitalization.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current officers and directors of the Company and their ages as of March 31, 1996, are as follows:

                 NAME                    AGE                      POSITION
- ---------------------------------------  ---   -----------------------------------------------
Ronald L. Schauer......................  51    President, Chief Executive Officer and Chairman
                                                 of the Board
Larry J. Anderson......................  41    Vice President, Marketing and Sales
Ronald J. Buschur......................  32    Vice President, Quality Assurance
George J. Hall.........................  51    Vice President, Operations
Peter S. Norris........................  44    Vice President, Finance, Chief Financial
                                               Officer, Treasurer and Assistant Secretary
Michael A. Russak, Ph.D. ..............  49    Vice President, Research and Development
Bruce C. Edwards(1)....................  42    Director
Neil M. Garfinkel......................  29    Director
Walter G. Kortschak(1)(2)..............  36    Director
Shotaro Takemoto(2)....................  59    Director
Robert G. Teal(2)......................  52    Director

- ---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Ronald L. Schauer joined the Company as President and Chief Executive Officer and a member of the Board of Directors in February 1994. From June 1993 to February 1994, he was the owner, President and Chief Executive Officer of PAWS, Inc., a plastics manufacturing company. From June 1991 to June 1993, he was President and Chief Operating Officer of Magnetic Data, Inc., a contract manufacturer of disk drives and computers. From June 1983 to May 1991, he was Corporate Vice President and General Manager of the Memory Products Division of Stolle Corporation, a wholly owned subsidiary of Alcoa, a diversified aluminum manufacturing company. From 1972 to May 1983, Mr. Schauer held various technical and general management positions in the Data Recording Products Division at 3M Company, a diversified manufacturing company. Mr. Schauer holds a B.S. in Electrical Engineering from South Dakota State University.

     Larry J. Anderson joined the Company as Vice President, Marketing and Sales in January 1996. From January 1992 to December 1995, he was National Sales Manager for KAO Information Systems, a supplier of magnetic media storage products. From December 1989 to December 1991, he was National Sales Manager of the computer sales division of Maxell Corporation of America. From May 1987 to December 1989, he held various sales positions with Xidex Corporation, a supplier of data storage media. Mr. Anderson holds a B.A. in Business Administration from Western Michigan University.

     Ronald J. Buschur joined the Company as Director of Quality Systems in June 1994 and was appointed Vice President, Quality Assurance in February 1995. From December 1993 to June 1994, he was a Customer Account Manager at StorMedia, a thin-film disk manufacturer. From July 1993 to December 1993, he was a Supplier Accounts Manager at Maxtor, a disk drive company. From May 1987 to July 1993, he held various managerial positions at Digital Equipment Corporation, a computer manufacturer. Mr. Buschur holds a B.A. in Business Administration and Management from University of Phoenix and an Associate Degree in Electrical Engineering Technology from ITT Technical Institute.

     George J. Hall joined the Company as Vice President, Operations in February 1995. From December 1990 to February 1995, he was General Manager of the Rigid Media Division of Sequel, Inc., a media drive company. From 1988 to 1989, he was Director of Operations at Seagate Magnetics, a media manufacturer. From 1985 to 1988, he was employed in development of rigid disk media for vertical recording at Censtor Corporation, a thin film media/head company. From 1983 to 1985, he was Vice President of Operations of Domain Technology, a thin film manufacturer, which he co-founded. Prior to 1983, he held various positions relating to the manufacture of rigid disk media at IBM Corporation, a computer company ("IBM"). Mr. Hall holds a B.S. in Industrial Technology from San Jose State University.

     Peter S. Norris joined the Company as Vice President, Finance, Chief Financial Officer, and Treasurer in December 1995. From 1975 to December 1995, he held various positions at General Instrument Corporation, an electronics company, most recently as Assistant Treasurer since 1981. Mr. Norris holds a B.A. in Economics from Upsala College.

     Michael A. Russak joined the Company as Vice President, Research and Development in August 1993. From October 1987 to August 1993, he was a manager at the Research Division of IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

     Bruce C. Edwards joined the Company's Board of Directors in January 1996. Mr. Edwards was employed by AST Research, Inc. as Senior Vice President and Chief Financial Officer from 1988 until July 1994 and as Executive Vice President, Chief Financial Officer and a director from July 1994 to December 1995. Since February 1996, he has been President and Chief Executive Officer of Milcom International Inc., a manufacturer of power amplifiers for wireless telecommunications applications. Mr. Edwards is also a director of Diamond Multimedia Systems, Inc., Platinum Software Corporation and Xircom, Inc.

     Neil M. Garfinkel joined the Company's Board of Directors in January 1996. Since June 1995, he has been a Senior Associate of Summit Partners, L.P., a venture capital partnership. From May 1994 to May 1995, he was an associate at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm. From September 1992 to April 1994, he was an associate at Cravath, Swaine & Moore, a law firm.

     Walter G. Kortschak joined the Company's Board of Directors in November 1995. Since August 1991, he has been a General Partner of Summit Partners, L.P., a venture capital partnership, where he has been employed since June 1989. From June 1986 to June 1989, he was a Vice President at Crosspoint Venture Partners, a venture capital partnership. He is also a director of McAfee Associates, Inc., Mecon, Inc., Diamond Multimedia Systems, Inc. and several privately held companies.

     Shotaro Takemoto joined the Company's Board of Directors in August 1993. From 1990 through 1995, Mr. Takemoto has served in a number of positions at Hitachi Metals, including as an Executive Managing Director and a member of the Board of Directors.

     Robert G. Teal joined the Company's Board of Directors in January 1996. Since July 1988, he has been a General Partner of Capform Partners, a venture capital limited partnership. From April 1982 to February 1988, he was a Senior Vice President of Maxtor, which he co-founded. Mr. Teal has been Chairman of the Board of Directors of Portable Energy Products, Inc., a battery manufacturer, since September 1995, where he has served as a director since May 1990 and served as President and Chief Executive Officer from February 1993 to September 1995. Portable Energy Products, Inc. filed for federal bankruptcy protection in 1994 and emerged from bankruptcy in July 1995. Mr. Teal is also a director of MITTA Technology, Inc.

     All directors hold office until the next annual meeting of stockholders and until their successors are duly elected or until their earlier resignation or removal. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between the directors and officers of the Company.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Ronald J. Buscher filed a timely Form 3 which was subsequently corrected to reflect a transfer of Common Stock into a trust.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain information for each of the last two fiscal years concerning the compensation of the Company's President and Chief Executive Officer and the Company's three most highly compensated officers, other than the Chief Executive Officer, who were serving as executive officers at March 31, 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                               ANNUAL COMPENSATION           ------------
                                      -------------------------------------   SECURITIES
                                                                 OTHER        UNDERLYING
         NAME AND            FISCAL                             ANNUAL         OPTIONS        ALL OTHER
    PRINCIPAL POSITION        YEAR     SALARY     BONUS     COMPENSATION(1)      (#)       COMPENSATION(2)
- ---------------------------  ------   --------   --------   ---------------  ------------  ---------------
Mr. Ronald L. Schauer......   1996    $249,995   $113,557             --       3,596,000       $ 3,592
  President and Chief         1995     220,001     15,000      $ 184,542              --            --
  Executive Officer
Mr. Ronald J. Buschur......   1996     136,844     37,530             --         992,000         2,910
  Vice President,             1995          --         --             --              --            --
  Quality Assurance
Mr. George J. Hall.........   1996     165,675     63,811             --         992,000         3,012
  Vice President,             1995          --         --             --              --            --
  Operations
Dr. Michael A. Russak......   1996     176,673     18,360         73,331         992,000         3,043
  Vice President,             1995     163,652     15,000         54,035              --            --
  Research and Development

- ---------------
(1) Consists of relocation payments.

(2) Includes (i) life insurance premiums paid by the Company in the amounts of $306 for each of Mr. Schauer, Mr. Hall, and Dr. Russak, and $279 for Mr. Buschur, and (ii) $3,286, $2,737, $2,706, and $2,631 to the Company's 401(k)
    tax qualified employee savings and retirement plan on behalf of Mr. Schauer, Dr. Russak, Mr. Hall and Mr. Buschur, respectively.

     The compensation of each of Messrs. Anderson and Norris, who joined the Company in fiscal 1996, is currently in excess of $100,000 on an annualized basis.

STOCK OPTIONS GRANTED DURING THE FISCAL YEAR ENDED MARCH 31, 1996

     The following table provides certain information concerning grants of options to purchase shares of Common Stock made during the fiscal year ended March 31, 1996 to the Named Executive Officers. All grants were made under the Company's 1995 Management Stock Option Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                             INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                         --------------------------                                    VALUE AT ASSUMED
                         NUMBER OF      % OF TOTAL                                     ANNUAL RATES OF
                         SECURITIES      OPTIONS                                         STOCK PRICE
                         UNDERLYING     GRANTED TO                                     APPRECIATION FOR
                          OPTIONS      EMPLOYEES IN     EXERCISE                        OPTION TERM(3)
                          GRANTED         FISCAL          PRICE       EXPIRATION     --------------------
         NAME               (#)          YEAR(1)        ($/SH)(2)        DATE          5%          10%
- -----------------------  ---------     ------------     ---------     -----------    -------     --------
Ronald L. Schauer......  2,568,660(4)      21.2            0.03        11/29/05      $52,110     $132,058
                         1,027,340(5)       8.5            0.03        11/29/05       20,842       52,817
Ronald J. Buschur......    708,660(4)       5.9            0.03        11/29/05       14,377       36,433
                           283,340(5)       2.3            0.03        11/29/05        5,748       14,567
George J. Hall.........    708,660(4)       5.9            0.03        11/29/05       14,377       36,433
                           283,340(5)       2.3            0.03        11/29/05        5,748       14,567
Michael A. Russak......    708,660(4)       5.9            0.03        11/29/05       14,377       36,433
                           283,340(5)       2.3            0.03        11/29/05        5,748       14,567

- ---------------

(1) Based on 12,098,150 options granted in fiscal 1996.

(2) All stock options were granted with exercise prices equal to the fair market value, as determined by the Board of Directors, on the grant date.

(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by the rules of the Securities and Exchange Commission and are not indicative of expected stock performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

(4) Of the options, 30.4% vested immediately upon grant, and the remaining 69.6% of the options vest monthly over a four-year period on a pro-rata basis.

(5) These options vest monthly over a four-year period on a pro-rata basis beginning on December 31, 2000. The options have performance-based vesting provisions, which accelerate the vesting of the options based on the attainment of certain performance benchmarks.

OPTION EXERCISES AND YEAR-END VALUES FOR FISCAL YEAR ENDED MARCH 31, 1996

     The following table provides certain information concerning shares acquired and value realized on exercise of options, the number of shares of Common Stock underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at March 31, 1996.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                                                                           NUMBER OF
                                                                          SECURITIES          VALUE OF
                                                                          UNDERLYING         UNEXERCISED
                                                                          UNEXERCISED       IN-THE-MONEY
                                                                            OPTIONS            OPTIONS
                                                                         AT FY-END(#)       AT FY-END($)
                                  SHARES ACQUIRED         VALUE          EXERCISABLE/       EXERCISABLE/
              NAME                ON EXERCISE(#)      REALIZED($)(1)     UNEXERCISABLE      UNEXERCISABLE
- --------------------------------  ---------------     --------------     -------------     ---------------
Ronald L. Schauer(2)............     2,568,660              $0                 --               $  --
                                     1,027,340               0                 --                  --
Ronald J. Buschur(3)............       708,660               0                 --                  --
                                       283,340               0                 --                  --
George J. Hall(4)...............       708,660               0                 --                  --
                                       283,340               0                 --                  --
Michael A. Russak(5)............       708,660               0                 --                  --
                                       283,340               0                 --                  --

- ---------------

(1) Based on the fair market value of the Company's Common Stock on the dates of exercise minus the exercise price of the options.

(2) Options exercised pursuant to an Early Exercise Stock Purchase Agreement executed by Mr. Schauer and the Company. As of March 31, 1996, 1,980,647 of Mr. Schauer's shares were subject to the Company's right of repurchase.

(3) Options exercised pursuant to an Early Exercise Stock Purchase Agreement executed by Mr. Buschur and the Company. As of March 31, 1996, 546,251 of Mr. Buschur's shares were subject to the Company's right of repurchase.

(4) Options exercised pursuant to an Early Exercise Stock Purchase Agreement executed by Mr. Hall. As of March 31, 1996, 546,251 of Mr. Hall's shares were subject to the Company's right of repurchase.

(5) Options exercised pursuant to an Early Exercise Stock Purchase Agreement executed by Dr. Russak. As of March 31, 1996, 546,251 of Dr. Russak's shares were subject to the Company's right of repurchase.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1996 and as adjusted to give effect to the sale of the shares of Common Stock offered hereby by (i) each person (or group of affiliated persons) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all of the Company's directors and executive officers as a group.

                                                                        SHARES
                                                                     BENEFICIALLY      PERCENT OF
                                                                       OWNED(1)          SHARES
                                                                     ------------     BENEFICIALLY
              5% STOCKHOLDERS, DIRECTORS AND OFFICERS                   NUMBER          OWNED(1)
- -------------------------------------------------------------------  ------------     ------------
Summit Partners, L.P.(2)...........................................   14,720,691          38.0%
  499 Hamilton Avenue, Suite 200
  Palo Alto, CA 94301
Walter G. Kortschak(2).............................................   14,720,691          38.0
Neil M. Garfinkel..................................................           --            --
Hitachi Metals, Ltd.(3)............................................    5,146,744          13.3
  Chiyoda Building, 2nd Floor
  1-2 Marunouchi
  2-Chome Chiyoda-ku
  Tokyo 100 Japan
Bruce C. Edwards(4)................................................       46,500             *
Shotaro Takemoto(3)................................................    5,146,744          13.3
Robert G. Teal(5)..................................................       46,500             *
Ronald L. Schauer(6)...............................................    3,441,000           8.9
  c/o HMT Technology Corporation
  1055 Page Avenue
  Fremont, CA 94538
Ronald J. Buschur(7)...............................................      992,000           2.6
George J. Hall(8)..................................................      781,200           2.0
Michael A. Russak(9)...............................................      899,635           2.3
All directors and executive officers as a group (11 persons)(10)...   27,097,270          70.0

- ---------------
  *  Represents beneficial ownership of less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 38,719,178 shares of Common Stock outstanding as of March 31, 1996.

 (2) Includes (i) 6,778,429 shares beneficially owned by Summit Ventures III, L.P. ("Summit III"), (ii) 6,778,429 shares beneficially owned Summit Venture IV, L.P. ("Summit IV"), (iii) 253,952 shares beneficially owned by Summit Investors II, L.P. ("Summit Investors II") and (iv) 909,881 shares beneficially owned by Summit Subordinated Debt Fund, L.P. ("Summit Sub Debt Fund"). Mr. Kortschak, a director of the Company, is a general partner of Summit Partners, L.P., the general partner of Summit III, Summit IV, Summit Investors II and Summit Sub Debt Fund. Mr. Kortschak disclaims beneficial ownership of such shares held by Summit III, Summit IV, Summit Investors II and Summit Sub Debt Fund, except to the extent of his pecuniary interest therein.

 (3) Mr. Takemoto, a director of the Company, is a principal of Hitachi Metals. Mr. Takemoto disclaims beneficial ownership of such shares held by Hitachi Metals.

 (4) Includes 11,625 shares that are subject to a right of repurchase in favor of the Company that expires on January 1997 and 34,875 shares that are subject to a right of repurchase in favor of the Company which expires ratably beginning January 1997 through January 2000.

 (5) Includes 11,625 shares that are subject to a right of repurchase in favor of the Company that expires on January 1997 and 34,875 shares that are subject to a right of repurchase in favor of the Company which expires ratably beginning January 1997 through January 2000.

 (6) Represents 3,441,000 shares held by The Schauer Living Trust under agreement dated March 15, 1996 ("Schauer Living Trust"). Mr. Schauer is co-trustee of the Schauer Living Trust. Includes 1,638,221 shares that are subject to a right of repurchase in favor of the Company which expires ratably through November 1999 and 342,426 shares that are subject to a right of repurchase in favor of the Company which expires upon the earlier of the Company achieving certain performance goals or ratably beginning December 2000 through December 2004.

 (7) Represents 953,560 shares held by The Buschur Living Trust under agreement dated March 11, 1996 ("Buschur Living Trust"), 19,220 shares held by the Ryan Buschur 1996 Irrevocable Trust under agreement dated February 9, 1996 ("Ryan Buschur Trust") and 19,220 shares held by the Lynsey Buschur 1996 Irrevocable Trust under agreement dated February 6, 1996 ("Lynsey Buschur Trust"). Mr. Buschur is a co-Trustee of the Buschur Living Trust. Ryan Buschur, the beneficiary of the Ryan Buschur Trust, and Lynsey Buschur Trust, are the children of Mr. Buschur. Mr. Buschur disclaims beneficial ownership of the shares held in the Ryan Buschur Trust and the Lynsey Buschur Trust. Includes 451,825 shares that are subject to a right of repurchase in favor of the Company which expires ratably through November 1999 and 94,426 shares that are subject to a right of repurchase in favor of the Company which expires upon the earlier of the Company achieving certain performance goals or ratably beginning December 2000 through December 2004.

 (8) Represents 781,200 shares held by The George J. Hall Family Trust ("Hall Family Trust"). Mr. Hall is a co-trustee of the Hall Family Trust. Includes 451,825 shares that are subject to a right of repurchase in favor of the Company that expires ratably through November 1999 and 94,426 shares that are subject to a right of repurchase which expires upon the earlier of the Company achieving certain performance goals or ratably beginning December 2000 through December 2004.

 (9) Includes 31,000 shares held by Mary Lynn Russak 1996 Irrevocable Trust ("Mary Lynn Russak Trust") and 635 shares held by Dr. Russak's spouse. Mary Lynn Russak, the beneficiary of the Mary Lynn Russak Trust, is a daughter of Dr. Russak. Dr. Russak disclaims beneficial ownership of the shares held in the Mary Lynn Russak Trust. Includes 451,825 shares that are subject to a right of repurchase in favor of the Company that expires ratably through November 1999 and 94,426 shares that are subject to a right of repurchase which expires upon the earlier of the Company achieving certain performance goals or ratably beginning December 2000 through December 2004.

(10) Includes 3,804,759 shares that are subject to a right of repurchase in favor of the Company that expires ratably through November 1999 and 678,776 shares that are subject to a right of repurchase which expires upon the earlier of the Company achieving certain performance goals or ratably beginning December 2000 through December 2004.

     Certain of the Company's security holders may sell shares of Common Stock in the Common Stock Offering pursuant to the Underwriters' over-allotment options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEVERAGED RECAPITALIZATION

     On November 30, 1995, the Company effected the Leveraged Recapitalization. The Leveraged Recapitalization and related transactions consisted of: (i) the repurchase by the Company from Hitachi Metals of shares of Common Stock representing all the outstanding capital stock of the Company for an aggregate purchase price of $52.1 million in cash; (ii) the recapitalization of the Company through the sale of 21,968,057 shares of Common Stock for an aggregate purchase price of approximately $0.7 million, 5,900,000 shares of Series A Preferred Stock for an aggregate purchase price of approximately $59.0 million and $47.0 million of Subordinated Notes; and (iii) the grant of options to purchase 11,451,865 shares of Common Stock under the Stock Plans to certain officers and employees of the Company. The purchasers of the Company's securities in the Leveraged Recapitalization included certain investment funds affiliated with Summit Partners and certain other investment funds, the Company's management and employees and Hitachi Metals. Messrs. Kortschak and Garfinkel, directors of the Company, are a General Partner and an employee of Summit Partners, respectively. The Leveraged Recapitalization was undertaken in order to provide liquidity to Hitachi Metals with respect to a portion of its ownership interest in the Company.

     The following table shows the aggregate number of shares of Common Stock, Series A Preferred Stock and Subordinated Notes received by affiliates of the Company in connection with the recapitalization of the Company and the amount of cash paid:

                                                                           PURCHASE
                                                           SHARES OF      PRICE FOR      PRINCIPAL
                                                          MANDATORILY    MANDATORILY     AMOUNT OF
                                              PURCHASE     REDEEMABLE     REDEEMABLE    SUBORDINATED
                                 SHARES OF    PRICE FOR     SERIES A       SERIES A      PROMISSORY
                                   COMMON      COMMON      PREFERRED      PREFERRED        NOTES
                                   STOCK        STOCK        STOCK          STOCK        PURCHASED        TOTAL
                                 ----------   ---------   ------------   ------------   ------------   ------------
Entities affiliated with Summit
  Partners, L.P................. 14,720,691   $ 474,861    4,110,425     $41,104,250    $20,078,262    $ 61,657,373
Hitachi Metals, Ltd.............  5,146,744     166,024    1,382,269      13,822,690     11,011,286      25,000,000
Other investors.................  2,100,622      67,762      407,306       4,073,060     15,910,447      20,051,269
                                 ----------    --------    ---------     -----------    -----------     -----------
         TOTAL.................. 21,968,057   $ 708,647    5,900,000     $59,000,000    $46,999,995    $106,708,642
                                 ==========    ========    =========     ===========    ===========     ===========

     The Leveraged Recapitalization constituted a leveraged transaction. As of November 30, 1995 (immediately prior to the reorganization), the Company had approximately $98.5 million of assets and approximately $122.7 million of liabilities. Immediately following the reorganization, the Company had $110.9 million in assets, $132.1 million in liabilities (including a $60.0 million senior bank term loan and $47.0 million of Subordinated Notes) plus $59.0 million of Series A Preferred Stock.

     In connection with the Leveraged Recapitalization, the Company entered into an agreement with Hitachi Metals providing for the reimbursement of California franchise taxes paid by Hitachi Metals America, an affiliate of Hitachi Metals, for the benefit of the Company in respect of fiscal 1995 and the period between April 1, 1995 through November 30, 1995. The Company also paid Y7.0 million (equivalent to approximately $65,000 based on Y107.0 per dollar as of May 24, 1996) to Hitachi Metals in consideration of the assignment of certain Japanese patent rights held by Hitachi Metals to the Company.

HITACHI METALS, LTD. AND AFFILIATES

     Prior to the Leveraged Recapitalization, HMT was a wholly owned subsidiary of Hitachi Metals. As a corporate parent of HMT, Hitachi Metals and its affiliates provided certain support services, such as research and development assistance, technical support and the guarantee of certain Company obligations. During fiscal 1996, 1995 and 1994, HMT paid $514,000, $202,000 and $150,000, respectively, for research and development and technical support. The Company terminated these agreements by the end of fiscal 1996. Hitachi Metals or affiliates of Hitachi Metals provided bank guaranties, which were released upon completion of the Leveraged Recapitalization, relating to an aggregate principal amount of $117.5 million in debt.

     The Company has secured distribution and sales support services from Hitachi Metals Trading and Hitachi Kizoku Shoji, affiliates of Hitachi Metals, for sales into the Japanese market. During fiscal 1996, 1995 and 1994, sales of the Company's products through Hitachi Metals Trading totalled $19,000, $12,000, and $23,000, respectively. During fiscal 1995 and 1994, sales through Hitachi Kizoku Shoji were $1.5 million and $4.7 million, respectively.

     The Company purchases various manufacturing materials from Hitachi Metals and its affiliates. During fiscal 1996, 1995 and 1994, the Company purchased $8.8 million, $3.0 million, and $3.5 million, respectively, of nickel-plated polished substrates through Hitachi Metals Trading. During the same periods, the Company purchased $2.3 million, $1.0 million, and $1.5 million, respectively, of sputtering process targets and other parts from Hitachi Metals America, an affiliate of Hitachi Metals.

     The Company believes that these transactions with Hitachi Metals and its affiliates were in the best interests of the Company and were on terms no less favorable to HMT than could be obtained from unaffiliated third parties. Nevertheless, the Board of Directors has adopted a policy that all future material transactions with affiliates will be on terms no less favorable to the Company than those available from unaffiliated third parties and will be subject to review and approval by a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     1. Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 39.

     2. Financial Statement Schedules. See "Schedule II -- Valuation and Qualifying Accounts" included on page 56. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

     3. List of Exhibits. See Index of Exhibits included on page E-1.

(b) Reports on Form 8-K:

     During the quarter ended March 31, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HMT TECHNOLOGY CORPORATION

DATE: July 1, 1996                            By:          /s/ RONALD L. SCHAUER
                                              -----------------------------------------------
                                                             Ronald L. Schauer
                                                    President, Chief Executive Officer
                                                         and Chairman of the Board
                                                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                         DATE
- -------------------------------------  ----------------------------------------  --------------

        /s/ RONALD L. SCHAUER          President, Chief Executive Officer and     July 1, 1996
- -------------------------------------  Chairman of the Board
          Ronald L. Schauer            (Principal Executive Officer)

         /s/ PETER S. NORRIS           Vice President, Finance, Chief             July 1, 1996
- -------------------------------------  Financial Officer and Treasurer
           Peter S. Norris             (Principal Financial Officer)

        /s/ BRUCE C. EDWARDS           Director                                   July 1, 1996
- -------------------------------------
          Bruce C. Edwards

        /s/ NEIL M. GARFINKEL          Director                                   July 1, 1996
- -------------------------------------
          Neil M. Garfinkel

       /s/ WALTER G. KORTSCHAK         Director                                   July 1, 1996
- -------------------------------------
         Walter G. Kortschak

        /s/ SHOTARO TAKEMOTO           Director                                   July 1 , 1996
- -------------------------------------
          Shotaro Takemoto

         /s/ ROBERT G. TEAL            Director                                   July 1, 1996
- -------------------------------------
           Robert G. Teal

                           HMT TECHNOLOGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   40
Consolidated Financial Statements:
  Consolidated Balance Sheets.........................................................   41
  Consolidated Statements of Operations...............................................   42
  Consolidated Statements of Stockholders' Equity (Deficit)...........................   43
  Consolidated Statements of Cash Flows...............................................   44
Notes to Consolidated Financial Statements............................................   45
Schedules:
  II -- Valuation and qualifying accounts.............................................   56

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
HMT Technology Corporation

     We have audited the accompanying consolidated balance sheets of HMT Technology Corporation and its subsidiary as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMT Technology Corporation and its subsidiary at March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
San Jose, California
April 25, 1996, except for
Note 11, as to which the
date is May 6, 1996

                           HMT TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 35,843     $    878
  Receivables -- trade, net of allowance for doubtful accounts of $612
     and $137 at March 31, 1996 and 1995, respectively.................    31,070        7,531
  Other receivables....................................................       357          386
  Inventories..........................................................     7,129       10,814
  Deposits, prepaid expenses and other assets..........................       879        1,719
  Deferred income taxes................................................     5,028           --
                                                                         --------     --------
       Total current assets............................................    80,306       21,328
Property, plant and equipment, net.....................................    79,128       54,176
Other assets...........................................................     1,415          432
Deferred income taxes..................................................     4,937           --
                                                                         --------     --------
       Total assets....................................................  $165,786     $ 75,936
                                                                         ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................  $ 13,911     $  6,971
  Accrued liabilities..................................................    16,682        3,109
  Short-term borrowings................................................        --       86,700
  Obligations under capital leases -- current portion..................     3,814        4,813
  Long-term notes payable -- current portion...........................        --        2,450
                                                                         --------     --------
       Total current liabilities.......................................    34,407      104,043
Subordinated promissory notes payable to stockholders..................    47,000           --
Obligations under capital leases, net of current portion...............     4,698       13,693
Long-term notes payable, net of current portion........................        --        9,750
                                                                         --------     --------
       Total liabilities...............................................    86,105      127,486
Commitments (Note 6)
Mandatorily Redeemable Series A Preferred Stock, $0.001 par value with a redemption value of $10.00 per share; issued and outstanding:
  5,900,000 shares; Preferred Stock authorized: 15,000,000 shares......    60,157           --
Common Stock, at amounts paid in at March 31, 1995, $0.001 par value at
  March 31, 1996; authorized: 100,000,000 shares at March 31, 1996 and
  6,200 shares at March 31, 1995 and; issued and outstanding:
  38,719,178 and 4,650 shares at March 31, 1996 and 1995,
  respectively.........................................................        39       15,000
Additional paid-in capital.............................................    77,913        3,484
Retained earnings (accumulated deficit)................................    18,221      (70,034)
Distribution in excess of basis (Note 1)...............................   (76,649)          --
                                                                         --------     --------
       Total stockholders' equity (deficit)............................    19,524      (51,550)
                                                                         --------     --------
          Total liabilities and stockholders' equity (deficit).........  $165,786     $ 75,936
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                    YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                1996        1995         1994
                                                              --------     -------     --------
Net sales...................................................  $194,401     $72,893     $ 64,242
Cost of sales...............................................   119,803      67,539       67,648
                                                              --------     -------     --------
  Gross profit (loss).......................................    74,598       5,354       (3,406)
Operating expenses:
  Research and development..................................     3,803       3,130        2,781
  Selling, general and administrative.......................     7,774       4,230        5,115
  Recapitalization expenses.................................     4,347          --           --
                                                              --------     -------     --------
     Total operating expenses...............................    15,924       7,360        7,896
                                                              --------     -------     --------
       Operating income (loss)..............................    58,674      (2,006)     (11,302)
Interest expense and other, net.............................     8,578       6,915        6,001
                                                              --------     -------     --------
     Income (loss) before income tax provision and
       extraordinary debt extinguishment costs..............    50,096      (8,921)     (17,303)
Income tax provision, net...................................     2,590          20           22
                                                              --------     -------     --------
Net income (loss) before extraordinary debt
  extinguishment costs......................................    47,506      (8,941)     (17,325)
Extraordinary debt extinguishment costs, net of income
  taxes of $692.............................................     1,127          --           --
                                                              --------     -------     --------
     Net income (loss)......................................    46,379      (8,941)     (17,325)
Accretion for dividends on Mandatorily Redeemable Series A
  Preferred Stock...........................................    (1,157)         --           --
                                                              --------     -------     --------
Net income (loss) available for common stockholders.........  $ 45,222     $(8,941)    $(17,325)
                                                              ========     =======     ========
Net income (loss) available for common stockholders per
  share before extraordinary debt extinguishment costs......  $   1.31     $ (0.26)    $  (0.50)
Extraordinary debt extinguishment costs, net of
  income taxes per share....................................      0.03          --           --
                                                              --------     -------     --------
Net income (loss) available for common stockholders
  per share.................................................  $   1.28     $ (0.26)    $  (0.50)
                                                              ========     =======     ========
Shares used in computing per share amounts..................    35,224      34,822       34,822
                                                              ========     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                DISTRIBUTIONS     RETAINED          TOTAL
                               COMMON STOCK        ADDITIONAL     IN EXCESS       EARNINGS      STOCKHOLDERS'
                           ---------------------    PAID-IN      OF NET BOOK    (ACCUMULATED)      EQUITY
                             SHARES      AMOUNT     CAPITAL         VALUE          DEFICIT        (DEFICIT)
                           ----------   --------   ----------   -------------   -------------   -------------
Balances, April 1,
  1993...................       4,650   $ 15,000          --             --       $ (43,768)      $ (28,768)
  Net loss...............          --         --          --             --         (17,325)        (17,325)
                           ----------   --------     -------       --------        --------        --------
Balances, March 31,
  1994...................       4,650     15,000          --             --         (61,093)        (46,093)
  Capital contribution...          --         --    $  3,484             --              --           3,484
  Net loss...............          --         --          --             --          (8,941)         (8,941)
                           ----------   --------     -------       --------        --------        --------
Balances, March 31,
  1995...................       4,650     15,000       3,484             --         (70,034)        (51,550)
  Net income for the
    period from April 1,
    1995 through November
    30, 1995.............          --         --          --             --          27,001          27,001
  Distribution to
    stockholders.........      (4,650)   (15,000)     (3,484)     $ (76,649)         43,033         (52,100)
  Common Stock issued
    upon the Leveraged
    Recapitalization.....  29,656,057         30         927             --              --             957
  Initial Public Offering
    of $0.001 par value
    Common Stock, net of
    offering expenses....   8,400,000          8      76,924             --              --          76,932
  Common Stock issued
    under Stock Option
    Plans................     663,121          1          62             --              --              63
  Net income for the
    period from December
    1, 1995 through March
    31, 1996.............          --         --          --             --          19,378          19,378
  Accretion for dividends
    on Mandatorily
    Redeemable Series A
    Preferred Stock......          --         --          --             --          (1,157)         (1,157)
                           ----------   --------     -------       --------        --------        --------
Balances, March 31,
  1996...................  38,719,178   $     39    $ 77,913      $ (76,649)      $  18,221       $  19,524
                           ==========   ========     =======       ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                YEAR ENDED MARCH 31,
                                                                           ------------------------------
                                                                             1996       1995       1994
                                                                           --------   --------   --------
Cash flows from operating activities:
  Net income (loss)......................................................  $ 46,379   $ (8,941)  $(17,325)
  Adjustments to reconcile net income (loss) to net cash used in operations:
    Depreciation and amortization........................................    12,291     11,492     12,342
    Provision for loss on inventories....................................    (2,938)     2,536         90
    Accrued interest on capital lease obligation.........................        --         --      1,013
    Loss (gain) on sale of assets........................................       181        (16)        21
    Deferred income taxes................................................    (9,965)        --         --
    Changes in operating assets and liabilities:
      Receivables -- trade...............................................   (23,539)     4,361     (4,138)
      Other receivables..................................................        29        188        727
      Inventories........................................................     6,623     (2,327)     4,019
      Deposits, prepaid expenses and other assets........................       840         90     (1,484)
      Accounts payable...................................................     6,940      1,776     (1,044)
      Accrued liabilities................................................    13,573       (452)      (848)
                                                                           --------   --------   --------
         Net cash provided by (used in) operating activities.............    50,414      8,707     (6,627)
                                                                           --------   --------   --------
Cash flows from investing activities:
  Expenditures for property, plant and equipment.........................   (39,629)    (7,317)    (3,057)
  Proceeds from sale of equipment........................................     2,205         18     19,594
  Decrease (increase) in other assets....................................     1,961         12       (366)
                                                                           --------   --------   --------
         Net cash provided by (used in) investing activities.............   (35,463)    (7,287)    16,171
                                                                           --------   --------   --------
Cash flows from financing activities:
  Principal payments on obligations under capital leases.................    (9,994)    (4,701)    (1,964)
  Net proceeds from (repayments on) short-term borrowings................   (86,700)    26,600      4,800
  Repayment of long-term notes payable...................................   (12,200)   (22,450)   (12,450)
  Proceeds from issuance of senior bank term loan........................    60,000         --         --
  Repayments on senior bank term loan....................................   (60,000)        --         --
  Financing costs........................................................    (2,944)        --         --
  Proceeds from subordinated promissory notes............................    47,000         --         --
  Distribution to stockholders...........................................   (52,100)        --         --
  Proceeds from issuance of Common Stock.................................    77,952         --         --
  Proceeds from issuance of Mandatorily Redeemable
    Series A Preferred Stock.............................................    59,000         --         --
                                                                           --------   --------   --------
         Net cash provided by (used in) financing activities.............    20,014       (551)    (9,614)
                                                                           --------   --------   --------
Net increase (decrease) in cash and cash equivalents.....................    34,965        869        (70)
Cash and cash equivalents at beginning of period.........................       878          9         79
                                                                           --------   --------   --------
Cash and cash equivalents at end of period...............................  $ 35,843   $    878   $      9
                                                                           ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period...............................  $  8,776   $  5,698   $  4,820
  Cash paid for income taxes during the period...........................  $  3,522   $     --   $     --
Supplemental disclosure of noncash investing and financing activities:
  Machinery and equipment acquired pursuant to a capital lease...........  $     --   $     --   $ 19,492
  Refinancing of existing capital lease obligations......................  $ 13,105   $ 14,930   $     --
  Accretion for dividends on Mandatorily Redeemable
    Series A Preferred Stock.............................................  $  1,157   $     --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     HMT Technology Corporation (the "Company"), operates in a single industry segment, and designs, manufactures and markets thin film magnetic disks for use in computer hard drives. The Company was incorporated in Delaware on December 28, 1988.

  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HMT Foreign Sales Corporation (incorporated on February 14, 1996). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year

     The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.

  Recapitalization

     On November 30, 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which the Company repurchased from Hitachi Metals, Ltd. ("Hitachi Metals"), then the sole stockholder of the Company, all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals purchased newly issued Common Stock, Mandatorily Redeemable Series A Preferred Stock ("Series A Preferred Stock") and subordinated promissory notes ("Subordinated Notes") of the Company. As of November 30, 1995 (immediately prior to the Leveraged Recapitalization), the Company had approximately $98.5 million in assets (unaudited) and approximately $122.7 million in liabilities (unaudited). Immediately following the Leveraged Recapitalization, the Company had $110.9 million in assets (unaudited), and $132.1 million in liabilities (unaudited) (including $60.0 million of senior bank term loan and $47.0 million of Subordinated Notes to stockholders) and $59.0 million of Series A Preferred Stock.

     The Leveraged Recapitalization has been accounted for as a recapitalization, and accordingly, no change in the accounting basis of the Company's assets has been made in the accompanying financial statements. The amount of cash paid and securities issued to the stockholders of the Company exceeded the Company's net assets on the date of the transaction and has been recorded in the equity section as distributions in excess of net book value.

  Stock Split

     The Company's Board of Directors effected a 31-for-1 stock split on March 13, 1996. All shares and per share data in the accompanying financial statements have been retroactively restated to reflect the stock split.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase and money market funds to be cash equivalents. The Company maintains deposits with several financial institutions in the United States and invests its excess cash in short-term, interest bearing, investment grade securities. Deposits in banks may exceed the amount of

                           HMT TECHNOLOGY CORPORATION
insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives of ten to 35 years for the building and improvements; five to ten years or the lease term, whichever is shorter, for leasehold improvements; and three to five years for the machinery, equipment and furniture and fixtures. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and resulting gains or losses are reflected in operations.

  Warranties

     The Company's products are generally warranted for a period of 60 days from customer receipt. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying financial statements.

  Income Taxes

     Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used for accounting for income taxes. There was no material effect from adoption. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

  Revenue Recognition

     Revenue is recognized upon shipment of product to the customer. Sales figures are reported net of a provision for estimated product returns and warranty reserves.

  Research and Development

     Research and development expenditures are charged to operations as incurred.

  Foreign Currency Accounting

     Substantially all of the Company's sales are denominated in U.S. dollars. Foreign currency transactions during the period are immaterial and are included in operations.

  Concentration of Risks

     During fiscal 1996 and 1995, the Company shipped most of its thin film disks to four customers. These four customers represented 40.5%, 35.8%, 9.1% and 6.4%, respectively and 73.7%, 5.9%, 11.2% and 1.0%, respectively, of net sales in fiscal 1996 and 1995.

                           HMT TECHNOLOGY CORPORATION

     The Company sells substantially all of its production to Asian subsidiaries of U.S. companies. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses.

     The Company's Fremont facility currently accounts for all of its production. Disruption of operations at the Company's production facility could cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

  Public Offering

     During March 1996, the Company sold 8,400,000 shares of Common Stock at $10.00 per share through its initial public offering ("IPO"), all of which were sold by the Company. The net proceeds (after underwriter's discounts and commissions and other costs associated with the IPO) totaled $76.9 million.

     On April 12, 1996, the Company sold an additional 1,260,000 shares of common stock at $10.00 per share pursuant to the underwriter's over-allotment option, resulting in net proceeds of approximately $11.7 million.

  Computation of Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common shares consist of stock options and warrants as if exercised for all periods presented. Accretion of the Series A Preferred Stock dividend reduces earnings available for holders of Common Stock in the computation of earnings per share.

     The Company has computed common and dilutive common share equivalents in determining the number of shares used in calculating earnings per share pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No.
83. SAB 83 requires the Company to include all common share equivalents issued during the 12 months preceding the filing date of an initial public offering in its calculation of the number of shares used to determine earnings per share as if shares used to determine earnings per share had been outstanding for all periods presented.

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short term nature. The estimated values of the Company's long term debt and Series A Preferred Stock are based on interest rates at March 31, 1996 for issues with similar remaining maturities.

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

     The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

                           HMT TECHNOLOGY CORPORATION

The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Pronouncements

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires the Company to review for the impairment of long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will become effective for the Company's 1997 fiscal year. The Company has studied the implications of the Statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employees' stock options under Accounting Principles Board(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for the Company's 1997 fiscal year.

2. BALANCE SHEET DETAIL

                                                                          MARCH 31,
                                                                    ----------------------
                                                                     1996           1995
                                                                    ------         -------
                                                                    (DOLLARS IN THOUSANDS)
    INVENTORIES:
      Raw materials...............................................  $1,284         $ 2,570
      Work-in-process.............................................   5,123           5,340
      Finished goods..............................................     722           2,904
                                                                    ------         -------
                                                                    $7,129         $10,814
                                                                    ======         =======

     Inventories reflect reserves of approximately $1.5 million and $4.5 million as of March 31, 1996 and 1995, respectively. The reserve at March 31, 1995 reflects the impact of disks contaminated during the fourth quarter of fiscal 1995. The decrease in inventory reserve from March 31, 1995 to March 31, 1996 is a result of the complete disposition of the contaminated disks during fiscal 1996.

                           HMT TECHNOLOGY CORPORATION

                                                                         MARCH 31,
                                                                  ------------------------
                                                                    1996            1995
                                                                  --------         -------
                                                                  (DOLLARS IN THOUSANDS)
    PROPERTY, PLANT AND EQUIPMENT, NET:
      Land......................................................  $  4,636         $ 4,636
      Building and improvements.................................    13,814          13,440
      Leasehold improvements....................................    15,501          12,770
      Machinery, equipment and furniture and fixtures...........    71,742          57,188
                                                                  --------         -------
                                                                   105,693          88,034
      Less accumulated depreciation and amortization............    42,310          39,991
      Projects in progress......................................    15,745           6,133
                                                                  --------         -------
                                                                  $ 79,128         $54,176
                                                                  ========         =======

     Additions to property, plant and equipment include capitalized interest of approximately $278,000, $8,000 and $58,000 during fiscal 1996, 1995 and 1994, respectively.

                                                                          MARCH 31,
                                                                    ----------------------
                                                                     1996            1995
                                                                    -------         ------
                                                                    (DOLLARS IN THOUSANDS)
    ACCRUED LIABILITIES:
      Interest payable............................................  $ 2,088         $  695
      Income taxes payable........................................    8,620             --
      Other.......................................................    5,974          2,414
                                                                    -------         ------
                                                                    $16,682         $3,109
                                                                    =======         ======

3. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with a certain stockholder and its affiliates:

                                                                        MARCH 31,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                  (DOLLARS IN THOUSANDS)
    Hitachi Metals Trading
      Purchases of raw materials.............................  $8,755     $3,044     $3,548
      Sales..................................................      19         12         23
    Hitachi Metals America
      Purchases of raw materials.............................   2,274      1,038      1,487
    Hitachi Metals Research Ltd.
      Contract research and development services.............     514        202        150
    Hitachi Metals Limited
      Purchases of raw materials.............................      --         14        826
      Interest under capital lease obligations...............      --        737      1,013
    Hitachi Kizoku Shoji
      Sales..................................................      --      1,522      4,659

                           HMT TECHNOLOGY CORPORATION

4. OBLIGATIONS UNDER CAPITAL LEASES

     In November 1995, in connection with the Leveraged Recapitalization, the Company entered into an agreement to refinance an existing capital lease under which the majority of assets under the existing lease plus assets with a net book value of approximately $5.0 million were conveyed to the new lessor. The appraised value of the assets conveyed to the new lessor exceeded their net book value on the date transferred. The new lease agreement, classified as a capital lease, required an initial payment of $6.1 million and 36 monthly payments of $0.2 million. Upon maturity, the Company has the option to renew the lease or purchase the equipment at fair market value, otherwise the lease requires a restocking fee of $1.0 million.

     Assets under capital lease obligations as of March 31, 1996 consist of machinery and equipment with a cost of $26.9 million and accumulated amortization of $10.4 million ($29.8 million and $13.9 million, respectively, at March 31, 1995). Minimum future lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows:

                                PERIOD ENDING                              (DOLLARS
                                  MARCH 31,                             IN THOUSANDS)
        --------------------------------------------------------------  --------------
          1997........................................................      $4,539
          1998........................................................       2,609
          1999........................................................       2,662
                                                                            ------
        Minimum lease payments........................................       9,810
        Less amount representing interest.............................       1,298
                                                                            ------
        Present value of minimum lease payments.......................       8,512
        Less current portion..........................................       3,814
                                                                            ------
             Total capital lease obligation, net of current portion...      $4,698
                                                                            ======

5. DEBT

     On November 30, 1995, in connection with the Leveraged Recapitalization, the Company paid off the entire balance of short-term borrowings and long-term notes. The Company partially financed the Leveraged Recapitalization through a $60.0 million senior bank term loan and $47.0 million in Subordinated Notes sold to stockholders. The Subordinated Notes bear interest at 12.0% a year (increasing by 1.0% a year commencing January 1, 1999). Interest on the Subordinated Notes accrues through the earlier of July 31, 1996 or the payment in full of the senior bank term loan. The Subordinated Notes are due in three equal installments of principal on December 1, 2003, 2004 and 2005. While the Subordinated Notes may be prepaid in whole or in part at the election of the Company, the Company is obligated to prepay the Subordinated Notes from the proceeds of certain financings after December 31, 1997.

     Extraordinary debt extinguishment costs, net of income taxes. Pursuant to the credit agreement, the Company repaid the balance of a senior bank term loan on March 14, 1996, after completion of the IPO. As a result, the Company recorded a one-time non-cash charge of $1.1 million (or $0.03 per share), net of income taxes, for the write-off of the portion of unamortized debt issue costs related to the senior bank term loan.

     On November 30, 1995, the Company entered into a revolving credit agreement which provides for borrowings of up to $30.0 million. At March 31, 1996 the Company had not drawn on this facility.

     The revolving credit facility is collateralized by all of the Company's assets. The various debt agreements covering the Company's debt contain covenants relating to quarterly profitability, mini-

                           HMT TECHNOLOGY CORPORATION
mum levels of tangible net worth, limitations on additional debt, minimum levels of liquidity and dividend limitations.

     The Company had unsecured lines of credit available which provided for borrowings of up to $95.0 million at March 31, 1995. These unsecured lines of credit were guaranteed by Hitachi Metals. At March 31, 1995 short term borrowings under these agreements aggregated $86.7 million and had an interest rate of approximately 6.5% a year.

6. COMMITMENTS

     The Company leases office and manufacturing facilities under an operating lease agreement which expires in December 1999. Future minimum payments under these noncancelable operating leases are as follows:

                                 PERIOD ENDING                             (DOLLARS
                                   MARCH 31,                             IN THOUSANDS)
        ---------------------------------------------------------------  -------------
          1997.........................................................     $   638
          1998.........................................................         548
          1999.........................................................         410
                                                                             ------
                                                                            $ 1,596
                                                                             ======

     Rent expense was approximately $0.8 million, $0.9 million and $0.8 million for the years ended March 31, 1996, 1995 and 1994, respectively.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

     In connection with the Leveraged Recapitalization, the Company issued 5,900,000 shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to receive dividends at the annual rate of $1.00 per share before any dividend or other distribution may be paid to the holders of Common Stock. Beginning on January 1, 1998 the shares of Series A Preferred Stock will begin to accrue cumulative dividends at an annual rate of 10%. Such dividends are senior in right of payment to any dividends declared on any shares of the Company's capital stock, including the Common Stock. The dividends will accrete based on the effective interest method.

     Upon any liquidation, dissolution or winding up of the Company (a "Liquidation Event"), the holders of the Series A Preferred Stock are entitled to receive, prior to payment of any liquidation proceeds to the holders of the Company's capital stock, including the Common Stock, an amount equal to $10.00 plus all accrued and unpaid dividends per share of Series A Preferred Stock (the "Preferential Amount"). A sale of all or substantially all of the Company's assets or any consolidation or merger of the Company in which holders of the Company's voting securities prior to such merger or consolidation hold less than 50% of the voting power of the surviving entity (a "Change in Control Transaction") will also be regarded as a Liquidation Event and entitle the holders of the Series A Preferred Stock to the Preferential Amount.

     The consent of the holders of at least two-thirds of the then outstanding shares of the Series A Preferred Stock is required in order: (i) to redeem or purchase any shares of the Company's Common Stock, other than repurchases of shares from directors, officers, consultants or employees upon termination of their relationship with the Company or from stockholders or pursuant to rights of first refusal for the benefit of the Company, (ii) to authorize or issue any equity security senior to, or on a parity with, the Series A Preferred Stock with respect to dividends, liquidation preference, voting rights or otherwise or
(iii) to effect any sale of all or substantially all of the Company's assets or any consolidation or merger or any reclassification of shares or any recapitalization or any dissolution,

                           HMT TECHNOLOGY CORPORATION
liquidation or winding up of the Company. The consent of the holders of 95% of the Series A Preferred Stock is required for the amendment of the Company's Certificate of Incorporation if such amendment changes the rights, preferences or privileges of the Series A Preferred Stock or would increase the designated number of shares of Series A Preferred Stock. The Series A Preferred Stock does not have the right to vote in the election of directors and has no other voting rights except as described above or required by law.

     The Series A Preferred Stock may be redeemed by the Company at any time, at a redemption price equal to the Preferential Amount. The Company must redeem the outstanding shares of Series A Preferred Stock on January 1, 2006 for $10.00 per share. In addition, after the Company's Subordinated Notes have been retired, the Company is obligated to redeem shares of Series A Preferred Stock, by paying the Preferential Amount from the proceeds of certain financing after December 31, 1997.

     In addition, the Board of Directors is authorized without further action by the Company's stockholders, to issue 9,100,000 shares of Preferred Stock, subject to the rights of the Series A Preferred Stock, in one or more series and to fix the rights, preferences and privileges thereof.

8. STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock

     The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. The Series A Preferred Stock agreement restricts dividend payments made to Common Stock holders. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of Series A Preferred Stock, if any, then outstanding. The Common Stock has no preemptive rights or other subscription rights. All outstanding shares of Common Stock are fully paid and nonassessable.

     The Company has not declared or paid cash dividends as of March 31, 1996. Under the terms of the Company's Series A Preferred Stock, no dividends may be paid on the Common Stock unless accumulated and unpaid dividends on the Series A Preferred Stock have been paid in full. In addition, the Company's senior bank credit agreement prohibits the payments of cash dividends on the Common Stock without prior approval from certain senior lenders.

  Warrants

     In connection with the Leveraged Recapitalization, the Company issued to the banks that provided the senior bank term loan warrants to purchase 701,344 shares of Common Stock. During the fourth quarter of fiscal 1996, pursuant to the terms of the warrant agreement, the Company exercised its right to repurchase 40% of the outstanding warrants for an immaterial amount, leaving a balance of warrants to purchase 420,794 shares of common stock. The warrants are exercisable at a purchase price of $0.0003 per share at any time prior to November 30, 2002.

  Stock Option Plans

     In November 1995, the Board of Directors authorized and reserved an aggregate of 12,400,000 shares of Common Stock for issuance under the 1995 Management Stock Option Plan and the 1995 Stock Option Plan (together, as the "Stock Plans").

     In January 1996, the Board of Directors adopted the 1996 Non-Employees Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of

                           HMT TECHNOLOGY CORPORATION

Common Stock to nonemployee directors of the Company (other than employees or affiliates of Summit Partners, L.P. or Hitachi Metals).

     In the event of a merger, consolidation, reverse merger or reorganization, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such event.

     No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted. The exercise price of options under the Directors' Plan will equal the fair market value of the Common Stock on the date of grant. The Directors' Plan will terminate in January 2006, unless earlier terminated by the Board of Directors.

     In January 1996 the Board of Directors adopted the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for grants of incentive stock option to employees (including officers and employee directors) and of nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and directors) and consultants of the Company.

     The combined maximum number of shares of Common Stock authorized to be issued pursuant to options granted under the Directors' Plan and the Incentive Plan is 3,000,000 shares, and, as of March 31, 1996, no options had been granted under these plans.

     A summary of activity under the Stock Plans is as follows:

                                                                      OPTIONS OUTSTANDING
                                                                   --------------------------
                                                     SHARES          SHARES          PRICE
                                                    AVAILABLE        UNDER            PER
                                                    FOR GRANT        OPTION          SHARE
                                                   -----------     ----------     -----------
    Authorized...................................   15,400,000             --              --
    Granted......................................  (12,284,150)    12,284,150     $0.03-10.00
    Cancellations................................       15,306        (15,306)           0.03
    Exercised....................................           --     (8,351,121)     0.03- 0.10
                                                   -----------     ----------     -----------
    Balance at March 31, 1996....................    3,131,156      3,917,723     $0.03-10.00

     Upon grant, 1,550,000 options vested immediately and were exercised. An additional 1,464,048 options vested upon completion of the IPO and achievement of certain other performance goals. The majority of remaining outstanding options will vest ratably over a four year period. Of the options to purchase 12,284,150 shares granted to all optionees, options to purchase 8,339,000 shares were exercised pursuant to early exercise provisions contained in the holders' stock option agreements. As of March 31, 1996, 4,977,055 shares of Common Stock exercised pursuant to early exercise provisions were subject to repurchase at prices ranging from $0.03 to $0.10 per share upon termination of employment. The options expire no later than ten years after the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     In January 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of Common Stock. Under the Purchase Plan substantially all employees may be granted the opportunity to purchase shares of common stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date (generally April 30 and October 31 of each year).

                           HMT TECHNOLOGY CORPORATION

9. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                               1996       1995     1994
                                                              -------     ----     ----
                                                              (DOLLARS IN THOUSANDS)
        Current:
          Federal...........................................  $10,095      --       --
          State.............................................    2,460     $20      $22
        Deferred:
          Federal...........................................   (9,291)     --       --
          State.............................................     (674)     --       --
                                                              -------     ---      ---
                                                              $ 2,590     $20      $22
                                                              =======     ===      ===

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Income tax provision (benefit) at statutory
          rate............................................     35.0%    (34.0)%   (34.0)%
                                                              -----     -----     -----
        Net operating loss benefit........................       --      34.0      34.0
        Benefit of foreign sales corporation..............     (1.0)       --        --
        State income taxes................................      2.6       0.2       0.1
        Benefit of operating losses.......................    (25.5)       --        --
        Other.............................................      7.4        --        --
        Change in valuation allowance.....................    (13.3)       --        --
                                                              -----     -----     -----
             Effective tax rate...........................      5.2%      0.2%      0.1%
                                                              =====     =====     =====

     The components of the deferred tax assets are as follows:

                                                                 YEAR ENDED MARCH 31,
                                                                ----------------------
                                                                 1996           1995
                                                                ------         -------
                                                                (DOLLARS IN THOUSANDS)
        Deferred tax assets:
          Accrued vacation..................................    $  330         $   216
          Inventory reserve.................................       953           1,828
          Depreciation......................................       873            (451)
          Allowances and other accrued liabilities..........     3,650             898
          Net operating loss carryforward...................     4,159          21,309
                                                                ------         -------
             Total deferred tax assets......................     9,965          23,800
        Less valuation allowance............................        --         (23,800)
                                                                ------         -------
             Net deferred tax assets........................    $9,965         $    --
                                                                ======         =======

     Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income decline significantly.

                           HMT TECHNOLOGY CORPORATION

     At March 31, 1996, the Company had federal net operating loss carryforwards of approximately $12.2 million available to offset future taxable income. These net operating loss carryforwards expire in the years 2008 to 2010. Because the Leveraged Recapitalization caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss carryforwards from November 30, 1995 is limited to a specified dollar amount each year.

     Prior to the Leveraged Recapitalization, the Company was a member of a combined group for California tax reporting purposes and began to report on a single entity basis after the Leveraged Recapitalization. The combined group elected the water's edge method (being that all taxable income from foreign affiliates generated outside of the United States is excluded from the calculation of California income tax) of reporting for California tax purposes. The Company had a tax sharing agreement with the former combined group to pay a share of the combined group's California tax liability through November 30, 1995. The Company's current state provision represents its share of the combined group's California tax liability through November 30, 1995, plus its California tax liability for the period from December 1, 1995 through March 31, 1996, computed on a single entity basis.

10. 401(K) PLAN

     The Company has a deferred tax savings 401(k) plan and generally matches 50% of employee contributions up to 4% of gross salaries. The employer contributions do not vest until the employee's second year of service, at which time the contributions vest 100%. All employees employed for at least six months are eligible to participate under the plan. The Company contributed to the plan approximately $0.3 million in fiscal year 1996 and $0.2 million per year in fiscal 1995 and 1994.

11. SUBSEQUENT EVENTS

  Asset Purchase

     In May 1996, the Company purchased an aluminum substrate manufacturing facility and other related equipment in Eugene, Oregon for approximately $5.0 million. The acquisition will be accounted for as an asset purchase, and acquisition related expenses are not expected to have a significant impact on first quarter fiscal 1997 results.

                                  SCHEDULE II

                           HMT TECHNOLOGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                            BALANCE AT  CHARGED TO  CHARGED TO              BALANCE AT
                                            BEGINNING   COSTS AND     OTHER                    END
            ACCOUNT DESCRIPTION             OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
- ------------------------------------------- ----------  ----------  ----------  ----------  ----------
Year ended March 31, 1994
  Provision for loss on inventory..........   $2,010      $2,971        $--      $ (3,061)    $1,920
  Allowance for doubtful accounts
     receivable............................       81        (264)       --            303        120
Year ended March 31, 1995
  Provision for loss on inventory..........   $1,920      $5,045        $--      $ (2,509)    $4,456
  Allowance for doubtful accounts
     receivable............................      120        (135)       --           (152)       137
Year ended March 31, 1996
  Provision for loss on inventory..........   $4,456      $  635        $--      $  3,573     $1,518
  Allowance for doubtful accounts
     receivable............................      137         450        --             25        612

                               INDEX OF EXHIBITS

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
  NUMBER                            DESCRIPTION OF DOCUMENT                              PAGE
- ----------  -----------------------------------------------------------------------  ------------
   2.1      Recapitalization Agreement by and among the Company and the Investors listed on Exhibit A thereto dated October 31, 1995.(1).................
   2.2      Redemption Agreement by and between the Company and Hitachi Metals, dated November 30, 1995.(1)............................................
   3.2      Amended and Restated Certificate of Incorporation of the
            Registrant.(1).........................................................
   3.3      Bylaws of the Registrant.(1)...........................................
   4.1      Reference is made to Exhibits 3.2 through 3.3.(1)......................
   4.2      Specimen stock certificate.(1).........................................
   5.1      Opinion of Cooley Godward Castro Huddleson & Tatum.
  10.1      Lease Agreement between the Company and Sun Life Assurance Company of
            Canada, dated January 5, 1989, as amended.(1)..........................
  10.2      Sublease Agreement between the Company and McKenzie Socket Technology, dated December 22, 1992, as amended.(1)................................
  10.3      Lease Agreement between the Company and Amorok/Wells Venture, dated
            August 15, 1990, as amended.(1)........................................
  10.4      Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.(1)...................................
  10.5      Registrant's 1995 Stock Option Plan (the "1995 Plan").(1)..............
  10.6      Form of Incentive Stock Option under the 1995 Plan.(1).................
  10.7      Form of Early Exercise Agreement under the 1995 Plan.(1)...............
  10.8      Registrant's 1995 Management Stock Option Plan (the "Management
            Plan").(1).............................................................
  10.9      Form of Incentive Stock Option under the Management Plan.(1)...........
  10.10     Form of Early Exercise Agreement under the Management Plan.(1).........
  10.11     Registrant's 401(k) Profit Sharing Plan.(1)............................
  10.12     Revolving Credit and Term Loan Agreement by and among the Company,
            First National Bank of Boston and Banque Paribas, dated November 30,
            1995 (the "Credit Agreement").(1)......................................
  10.12.1   First Amendment to the Credit Agreement dated February 22, 1996........
  10.12.2   Second Amendment to the Credit Agreement dated March 31, 1996..........
  10.14     Warrant Purchase Agreement by and among the Company, First National
            Bank of Boston and Banque Paribas dated November 30, 1995.(1)..........
  10.15     Example of Common Stock Purchase Warrant dated November 30,
            1995.(1)...............................................................
  10.16     Example of Subordinated Promissory Note dated November 30, 1995.(1)....
  10.17     Master Lease Agreement by and between the Company and Comdisco, dated
            November 30, 1995.(1)..................................................
  10.18     Investor Rights Agreement by and among the Company, certain of the
            Company's officers, and the Investors listed on Exhibit A of the
            Recapitalization Agreement, dated November 30, 1995.(1)................
  10.20     Registrant's 1996 Equity Incentive Plan (the "Incentive Plan").(1).....
  10.21     Form of Incentive Stock Option under the Incentive Plan.(1)............
  10.22     Form of Non-statutory Stock Option under the Incentive Plan.(1)........
  10.23     Registrant's Employee Stock Purchase Plan.(1)..........................

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
  NUMBER                            DESCRIPTION OF DOCUMENT                              PAGE
- ----------  -----------------------------------------------------------------------  ------------
  10.24     Registrant's Non-Employee Directors' Stock Option Plan (the "Directors'
            Plan").(1).............................................................
  10.25     Form of Non-Statutory Stock Option under the Directors' Plan.(1).......
  10.26     Registrant's Executive Severance Plan.(1)..............................
  11.1      Statement Regarding Calculation of Net Income (loss) per share.........
  16.1      Letter from Ernst & Young LLP regarding change in certifying accountant.(1).........................................................
  23.1      Consent of Coopers & Lybrand L.L.P. ...................................
  23.2      Consent of Cooley Godward Castro Huddleson & Tatum (included in Exhibit
            5.1). .................................................................
  23.3      Consent of Willamette Management Associates.(1)........................
  24.1      Power of Attorney. Reference is made to page 38. ......................
  27.1      Financial Data Schedule................................................

- ---------------
(1) Previously filed in Registration Statement No. 333-450.