Form 10-Q
period 1996-06-30
HMT TECHNOLOGY CORP
filed 1996-08-08
CIK 1005967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 1996

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from ____ to _____


                             COMMISSION FILE NUMBER:

                           HMT TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         94-3084354
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

                       1055 PAGE AVENUE, FREMONT, CA 94538
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (510) 490-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ___      ___

As of June 30, 1996, 40,297,929 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

PART I            FINANCIAL INFORMATION                                                                Page

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1996 and March 31, 1996............  3

                  Condensed Consolidated Statements of Operations for the
                      three months ended June 30, 1996 and 1995........................................  4

                  Condensed Consolidated Statements of Cash Flows for the
                      three months ended June 30, 1996 and 1995........................................  5

                  Notes to Condensed Consolidated Financial Statements.................................  6

Item 2.           Management's Discussion and Analysis of Consolidated Financial
                      Condition and Results of Operations..............................................  7

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................................................  10

                  Signatures..........................................................................  11

                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          (Dollar amounts in thousands)

                                                                      JUNE 30,        MARCH 31,
                                                                        1996            1996
                                                                      --------        ---------
                                          ASSETS                     (Unaudited)

Current assets:
  Cash and cash equivalents ..................................        $ 43,175         $ 35,843
  Receivables, net ...........................................          40,638           31,427
  Inventories ................................................          11,016            7,129
  Deposits, prepaid expenses and other assets ................             835              879
  Deferred income taxes ......................................           5,028            5,028
                                                                      --------         --------
          Total current assets ...............................         100,692           80,306
Property, plant and equipment, net ...........................          93,483           79,128
Other assets .................................................           1,355            1,415
Deferred income taxes ........................................           4,937            4,937
                                                                      --------         --------
          Total assets .......................................        $200,467         $165,786
                                                                      ========         ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................        $ 12,900         $ 13,911
  Accrued liabilities ........................................        $ 24,415         $ 16,682
  Obligations under capital leases -- current portion ........           3,385            3,814
                                                                      --------         --------
          Total current liabilities ..........................          40,700           34,407
Subordinated promissory notes payable to stockholders ........          47,000           47,000
Obligations under capital leases, net of current portion .....           4,114            4,698
Long-term notes payable, net of current portion                             --               --
                                                                      --------         --------
          Total liabilities ..................................          91,814           86,105

Commitments

Mandatorily Redeemable Series A Preferred Stock ..............          61,040           60,157

Common Stock .................................................              41               39
Additional paid-in capital ...................................          90,105           77,913
Retained earnings ............................................          34,116           18,221
Distribution in excess of basis ..............................         (76,649)         (76,649)
                                                                      --------         --------
     Total stockholders' equity ..............................          47,613           19,524
                                                                      --------         --------
          Total liabilities and stockholders' equity .........        $200,467         $165,786
                                                                      ========         ========



                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 ------------------
                                                                                   1996        1995
                                                                                 --------    ------
                                                                                      (Unaudited)

Net sales.................................................................        $76,420     $28,589
Cost of sales.............................................................         44,014      21,971
                                                                                  -------      ------
  Gross profit............................................................         32,406       6,618
Operating expenses:
  Research and development................................................          1,260         788
  Selling, general and administrative.....................................          3,036       1,401
                                                                                  -------      ------
     Total operating expenses.............................................          4,296       2,189
                                                                                  -------      ------
          Operating income................................................         28,110       4,429
Interest expense and other, net...........................................          1,048       1,739
                                                                                  -------      ------
 Income before income tax provision.......................................         27,062       2,690
Income tax provision, net.................................................         10,284         123
                                                                                  -------      ------
     Net income...........................................................        $16,778      $2,567

Accretion for dividends on Mandatorily Redeemable Series A
  Preferred Stock.........................................................          (883)          --
                                                                                  -------      ------
Net income available for common stockholders..............................        $15,895      $2,567
                                                                                  -------      ------
Net income available for common
 stockholders per share...................................................          $0.36       $0.07
                                                                                  -------      ------

Shares used in computing per share amounts................................         44,015      34,822
                                                                                  -------      ------










                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                             1996            1995
                                                             ----            ----
                                                               (Unaudited)
Cash flows from operating activities:
  Net income ......................................       $ 16,778        $ 2,567
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization ................          4,411          3,749
     Loss on disposal of assets ...................          2,988           --
     Changes in operating assets and liabilities:
       Receivables ................................         (9,211)        (9,028)
       Inventories ................................         (3,887)         1,225
       Deposits, prepaid expenses and other assets              44          1,208
       Accounts payable ...........................         (1,011)         1,083
       Accrued liabilities ........................          7,733          1,513
                                                          --------        -------
          Net cash provided by operating
            activities ............................         17,845          2,317
                                                          --------        -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment ..        (21,741)        (3,893)
  Decrease (increase) in other assets .............             47            (47)
                                                          --------        -------
       Net cash used in investing activities ......        (21,694)        (3,940)
                                                          --------        -------
Cash flows from financing activities:
  Principal payments on obligations under capital
     leases .......................................         (1,013)        (2,483)
  Net proceeds from short-term
     borrowings ...................................             --          4,200
  Proceeds from issuance of Common Stock ..........         12,194             --
                                                          --------        -------
          Net cash provided by financing
            activities ............................         11,181          1,717
                                                          --------        -------
Net increase in cash and cash equivalents .........          7,332             94
Cash and cash equivalents at beginning of period ..         35,843            878
                                                          --------        -------
Cash and cash equivalents at end of period ........       $ 43,175        $   972
                                                          --------        -------
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period ........       $  1,564        $ 1,887
  Cash paid for income taxes during the period ....       $  5,000        $    --
Supplemental disclosure of noncash investing and
  financing activities:
  Accretion for dividends on mandatorily redeemable
     Series A Preferred Stock .....................       $    883         $   --


                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

    The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

    Operating results for the quarter ended June 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

   Inventories

    Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                                                                    JUNE 30,     MARCH 31,
                                                                                    --------     ---------
                                                                                      1996          1996
                                                                                      ----          ----
                                                                                        (IN THOUSANDS)
Raw materials...............................................................            $4,915        $1,284
Work-in-process.............................................................             4,097         5,123
Finished goods..............................................................             2,004           722
                                                                                       -------        ------
                                                                                       $11,016        $7,129
                                                                                       =======        ======

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation those described in the Company's Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission. Actual results may differ materially

OVERVIEW

    HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in 1988 as a subsidiary of Hitachi Metals for the purpose of acquiring certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives. On November 30, 1995, the Company effected the Leveraged Recapitalization pursuant to which the Company repurchased from Hitachi Metals all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals purchased Common Stock, Series A Preferred Stock and Subordinated Notes. During March and April 1996, the Company sold 9,660,000 shares of Common Stock at $10.00 per share (including exercise of the underwriters' over-allotment option) through its initial public offering. The net proceeds (after underwriter's discounts and commissions and other costs associated with the initial public offering) totaled $88.7 million.

    The Company has recently begun construction on a new production facility at its Fremont, California site. In addition, the Company recently acquired an aluminum substrate manufacturing facility and related equipment located in Eugene, Oregon, and has begun expansion of that facility.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Net Sales. Net sales were $76.4 million in the first quarter of fiscal 1997 compared with $28.6 million in first quarter of fiscal 1996, representing an increase of 167.3%. The increase in net sales in the first quarter of fiscal 1997 was primarily attributable to an increase in manufacturing capacity and improved utilization of existing capacity, improved manufacturing processes, and increased yields, resulting in higher production volume and unit shipments. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

    Gross Profit (Loss). Gross margin was 42.4% in first quarter of fiscal 1997, compared with 23.1% in the first quarter of fiscal 1996. The increase in gross margin was primarily a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, increased yields and the absorption of fixed costs over higher unit production volume effected by the refocusing of the strategy and operations of the Company.

    Operating Expenses. The Company's operating expenses were $4.3 million in the first quarter of fiscal 1997 as compared to $2.2 million in the first quarter of fiscal 1996. Research and development expenses were $1.3 million, or 1.6% of net sales, and $700,000, or 2.8% of net sales, respectively, over the same periods. Research and development expenses increased in absolute dollars due to an increase in headcount related to the Company's new product introductions, but declined as percentage of net sales, primarily a result of the substantial increase in net sales over the same period. Selling, general and administrative expenses were $3.0 million, or 4.0% of net sales, in the first quarter of fiscal 1997 compared with $1.4 million, or 4.9% of net sales, in the first quarter of fiscal 1996. The increase in selling, general and administrative expenses in absolute dollars reflected increased headcount necessary to support higher production volume and unit shipments, while the decline as a percentage of net sales primarily reflects the increase in net sales over the same period.

    The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, anticipated higher levels of production volume and unit shipments, as well as the demands of administering a stand-alone public entity, although as a percentage of net sales, operating expenses may fluctuate from period to period.

    Provision for Income Taxes. The Company recorded an income tax provision of $10.3 million in the first quarter of fiscal 1997, reflecting an effective tax rate of approximately 38%. The income tax provision of $123,000 recorded during the first quarter of fiscal 1996 was based upon state income taxes of Hitachi Metals (the former parent company of HMT) allocated to the Company. Due to net operating loss carryforwards, the Company required no federal income tax provision during this period.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996 the Company had $43.2 million in cash and cash equivalents as compared to $35.8 million at March 31, 1996. During the first quarter of fiscal 1997, the Company financed its cash requirements primarily through cash from operating and financing activities. The Company's operations provided net cash of $17.8 million and $2.3 million for the first quarter of fiscal 1997 and 1996, respectively. Cash generated during the first quarter of fiscal 1997 reflected net income plus depreciation and amortization, as well as an increase in liabilities, partially offset by increases in receivables and inventories. Increased sales and improved margins contributed to the increase in positive cash flow provided by operations during the most recent quarter.

    The Company invested $21.7 million and $3.9 million in property, plant and equipment during the first quarter of fiscal 1997 and 1996, respectively. During May 1996, the Company purchased an aluminum substrate manufacturing facility and other related equipment in Eugene, Oregon for approximately $4.8 million. The Company expects to spend in excess of $150.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months, although there can be no assurance regarding the timing and amounts of such expenditures.

    Cash provided by financing activities for the first quarter of fiscal 1997 reflected the $12.2 million in cash generated from options exercised and the sale of approximately 1.3 million shares of common stock pursuant to the underwriters' over-allotment option in connection with the Company's initial public offering.

    As of June 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents, and a $30.0 million revolving credit facility under which there were no borrowings. At June 30, 1996, the Company had indebtedness of $47.0 million in principal amount of Subordinated Notes payable to existing stockholders that bear interest at 12.0% (increasing by 1% per year commencing January 1, 1999) and begin to require annual payments of principal on December 31, 2003. The Company also had outstanding $59.0 million of Series A Preferred Stock. The revolving credit facility is secured by all of the Company's assets.

    The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations for at least the next twelve months. While operating activities are expected to provide cash in certain periods, continued expansion of the Company's manufacturing capacity will require the Company to obtain additional sources of financing. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. The Company continues to have significant future obligations and expects that it will require additional capital to support planned expansion of the Company's manufacturing capacity and growth, if any. There can be no assurance that the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

PART II

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.
11.1          Calculation of earnings per share.

(b)   Reports on Form 8-K:

         During the quarter ended March 31, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HMT TECHNOLOGY CORPORATION

                                  (Registrant)

Date:    August 1, 1996                     BY:  /s/ Peter S. Norris
     ----------------------                    ---------------------
                                                     Peter S. Norris
                                                     Vice President and
                                                     Chief Financial Officer


Date:    August 1, 1996                     BY:  /s/ Ronald L. Schauer
     ----------------------                    -----------------------
                                                     Ronald L. Schauer
                                                     President and
                                                     Chief Executive Officer