Form 10-Q
period 1996-09-30
HMT TECHNOLOGY CORP
filed 1996-11-14
CIK 1005967

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 1996
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                  For the transition period from ____ to _____

================================================================================


                        COMMISSION FILE NUMBER: 000-27586

                           HMT TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    94-3084354
       (State or other                   (I.R.S. Employer Identification Number)
       jurisdiction of
      incorporation or
        organization)


                       1055 PAGE AVENUE, FREMONT, CA 94538
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (510) 490-3100

================================================================================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/



As of September 30, 1996, 40,489,109 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



PART I    FINANCIAL INFORMATION                                                               Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1996
              and March 31, 1996...............................................................3

          Condensed Consolidated Statements of Operations for the
              three and six month periods ended September 30, 1996 and 1995....................4

          Condensed Consolidated Statements of Cash Flows for the
              six months ended September 30, 1996 and 1995.....................................5

          Notes to Condensed Consolidated Financial Statements.................................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
              Condition and Results of Operations..............................................7


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.................................10

Item 6.   Exhibits and Reports on Form 8-K....................................................11

          Signatures..........................................................................12

                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)




                                                                            September 30,       March 31,
                                                                                 1996              1996
                                                                            -------------       ---------
                                      ASSETS                                 (Unaudited)

Current assets:
  Cash and cash equivalents............................................         $  5,156        $ 35,843
  Receivables, net.....................................................           48,093          31,427
  Inventories..........................................................           14,624           7,129
  Deposits, prepaid expenses and other assets..........................              738             879
  Deferred income taxes................................................            5,028           5,028
                                                                                --------        --------
          Total current assets.........................................           73,639          80,306
Property, plant and equipment, net.....................................          126,755          79,128
Other assets...........................................................            1,220           1,415
Deferred income taxes..................................................            4,937           4,937
                                                                                --------        --------
          Total assets.................................................         $206,551        $165,786
                                                                                ========        ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................         $ 19,719        $ 13,911
  Accrued liabilities..................................................            7,053          16,682
  Obligations under capital leases -- current portion..................            2,519           3,814
                                                                                --------        --------
          Total current liabilities....................................           29,291          34,407
Subordinated promissory notes payable to stockholders..................           47,000          47,000
Obligations under capital leases, net of current portion...............            3,932           4,698
Long-term notes payable, net of current portion........................               --              --
                                                                                --------        --------
          Total liabilities............................................           80,223          86,105

Commitments

Mandatorily Redeemable Series A Preferred Stock........................           61,936          60,157

Common Stock...........................................................               41              39
Additional paid-in capital.............................................           90,277          77,913
Retained earnings .....................................................           50,723          18,221
Distribution in excess of basis........................................          (76,649)        (76,649)
                                                                                --------        --------
     Total stockholders' equity........................................           64,392          19,524
                                                                                --------        --------
          Total liabilities and stockholders' equity...................         $206,551        $165,786
                                                                                ========        ========







                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                Three Months Ended            Six Months Ended
                                                                  September 30,                 September 30,
                                                           -------------------------     --------------------------
                                                             1996              1995        1996               1995
                                                           -------           -------     --------           -------
                                                                    (Unaudited)                   (Unaudited)

Net sales...............................................   $62,080           $44,422     $138,500           $73,011
Cost of sales...........................................    35,363            27,207       79,377            49,178
                                                           -------           -------     --------           -------
  Gross profit..........................................    26,717            17,215       59,123            23,833
Operating expenses:
  Research and development..............................     1,405               898        2,665             1,686
  Selling, general and administrative...................     2,604             1,520        5,640             2,921
                                                           -------           -------     --------           -------
     Total operating expenses...........................     4,009             2,418        8,305             4,607
                                                           -------           -------     --------           -------
          Operating income..............................    22,708            14,797       50,818            19,226
Interest expense and other, net.........................     1,365             1,840        2,413             3,579
                                                           -------           -------     --------           -------
  Income before income tax provision....................    21,343            12,957       48,405            15,647
  Income tax provision, net.............................     3,842               637       14,126               760
                                                           -------           -------     --------           -------
     Net income.........................................   $17,501           $12,320     $ 34,279           $14,887
Accretion for dividends on Mandatorily Redeemable
  Series A Preferred Stock..............................      (896)               --       (1,779)               --
                                                           -------           -------     --------           -------

Net income available for common stockholders............   $16,605           $12,320     $ 32,500           $14,887
                                                           =======           =======     ========           =======
Net income available for common
 stockholders per share.................................   $  0.38           $  0.35     $   0.74           $  0.43
                                                           =======           =======     ========           =======

Shares used in computing per share amounts..............    44,205            34,822       44,110            34,822
                                                           =======           =======     ========           =======











                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Six Months Ended
                                                                       September 30,
                                                                  --------------------
                                                                     1996       1995
                                                                  --------     -------
                                                                        (Unaudited)

Cash flows from operating activities:
  Net income...................................................   $34,279      $14,887
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization.............................     9,433        6,476
     Loss on disposal of assets................................     2,988          181
     Changes in operating assets and liabilities:
       Receivables.............................................   (16,666)     (15,190)
       Inventories.............................................    (7,495)       1,699
       Deposits, prepaid expenses and other assets.............       141        1,274
       Accounts payable........................................     5,808        1,897
       Accrued liabilities.....................................    (9,629)       2,431
                                                                  --------     -------
          Net cash provided by operating
            activities.........................................    18,859       13,655
                                                                  -------      -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment...............   (60,033)     (10,145)
  Proceeds from the sale of equipment..........................        --        2,205
  Decrease (increase) in other assets..........................       182          (41)
                                                                  -------      -------
          Net cash used in investing activities................   (59,851)      (7,981)
                                                                  -------      -------
Cash flows from financing activities:
  Principal payments on obligations under capital
     leases....................................................    (2,061)      (5,421)
  Other........................................................       172           --
  Repayments on short-term
     borrowings................................................        --         (900)
  Proceeds from issuance of Common Stock.......................    12,194           --
                                                                  -------      -------
          Net cash provided by (used in) financing
            activities.........................................    10,305       (6,321)
                                                                  -------      -------
Net decrease in cash and cash equivalents......................   (30,687)        (647)
Cash and cash equivalents at beginning of period...............    35,843          878
                                                                  -------      -------
Cash and cash equivalents at end of period.....................   $ 5,156      $   231
                                                                  =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period.....................   $ 3,197      $ 3,793
  Cash paid for income taxes during the period.................   $24,210      $   200
Supplemental disclosure of noncash investing and
  financing activities:
  Accretion for dividends on mandatorily redeemable
     Series A Preferred Stock..................................   $ 1,779      $    --



                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

   The accompanying consolidated financial statements have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

   Operating results for the quarter ended September 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

  Inventories

   Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.



                                                            (unaudited)
                                                 September 30,         March 31,
                                                 -------------         ---------
                                                     1996                1996
                                                     ----                ----
                                                          (In thousands)

Raw materials..............................         $ 4,780             $1,284
Work-in-process............................           5,003              5,123
Finished goods.............................           4,841                722
                                                    -------             ------
                                                    $14,624             $7,129
                                                    =======             ======


  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                          (unaudited)
                                                   September 30,    March 31,
                                                       1996           1996
                                                   -------------   ----------
                                                         (In thousands)
Land ...............................................  $ 4,869        $ 4,636
Building and improvements ........................     15,929         13,814
Leasehold improvements ...........................     17,817         15,501
Machinery, equipment and furniture and fixtures ...    91,328         71,742
                                                      -------        -------
                                                      129,943        105,693
Less accumulated depreciation and amortization ....    50,180         42,310
Projects in progress ..............................    46,992         15,745
                                                     --------       --------
                                                     $126,755       $ 79,128
                                                     ========       ========

  Income taxes

For the quarter ended September 30, 1996, the Company revised its estimated annual effective tax rate from 38% to 30%, reflecting the effects of available tax planning strategies and state tax credits. The effect of the change in the estimated annual effective tax rate was to decrease income tax expense for the six-month period ended September 30, 1996 by $3.9 million, as compared to an effective tax rate of 38% used in the prior quarter.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation those described in the Company's Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

Overview

        HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations.
        During the second quarter of fiscal 1997, the Company began construction of a new 120,000 square foot production facility at its Fremont, California site. During the first quarter of fiscal 1997, the Company acquired an aluminum substrate manufacturing facility and related equipment located in Eugene, Oregon, and has begun expansion of that facility, which will allow the Company to produce nickel-plated and polished aluminum substrates.
        The Company derives substantially all of its sales from the sale of thin film disks to a small number of customers. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. At any one time the Company typically supplies disks in volume for fewer than ten disk drive products.

Results of Operations

        Net Sales. Net sales increased 40% in the second quarter of fiscal 1997 to $62.1 million up to $17.7 million over the second quarter of fiscal 1996. For the first six months of fiscal 1997 net sales of $138.5 million were $65.5 million or 90% higher than the same period in fiscal 1996. The increase in net sales during fiscal 1997 was primarily attributable to an increase in manufacturing capacity and improved utilization of existing capacity, improved manufacturing processes, and increased yields, resulting in higher production volume and unit shipments. The unit sales volume growth was somewhat offset by lower average selling prices, which declined during the first half of 1997. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

        Gross Profit. Gross margin was 43.0% and 42.7% for the three and six months ended September 30, 1996, respectively, compared with 38.8% and 32.6% for the three and six months ended September 30, 1995, respectively. The increase in gross margin was primarily a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, increased yields and the absorption of fixed costs over higher unit production volume. The acquisition of the Eugene substrate manufacturing facility and lower substrate and other raw material prices also decreased per unit costs, contributing to improved gross margins.

Operating Expenses. Research and development expenses increased 56% and 58% in the three- and six-month periods ending September 30, 1996, respectively, compared to the same periods in 1995. Research and development expenses increased in absolute dollars due to an increase in headcount related to the Company's new product introductions, but declined as percentage of net sales, primarily a result of the substantial increase in net sales over the same period. Selling, general and administrative expenses increased $1.1 million and $2.7 in the second quarter and first half of fiscal 1997, respectively, compared to the same period in the prior year. The increase in selling, general and administrative expenses reflected the increased headcount necessary to support higher production volume and unit shipments as well as the demands of administering a stand-alone public entity.

        The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, and anticipated higher levels of production volume and unit shipments, although as a percentage of net sales, operating expenses may fluctuate from period to period.

        Provision for Income Taxes. For the quarter ended September 30, 1996, the Company revised its estimated annual effective tax rate from 38% to 30%, reflecting the effects of available tax planning strategies and state tax credits. The effect of the change in the estimated annual effective tax rate was to decrease income tax expense for the six-month period ended September 30, 1996 by $3.9 million, as compared to an effective tax rate of 38% used in the prior quarter. The income tax provision of $637,000 recorded for the three months ended September 30, 1995 was based upon state income taxes of Hitachi Metals (the former parent company of HMT) allocated to the Company pursuant to a tax sharing agreement between the Company and Hitachi Metals, relating to taxes paid for by Hitachi Metals prior to the leveraged recapitalization of the Company. Due to net operating loss carryforwards, the Company required no federal income tax provision during this period.

        The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers; order cancellations; modifications and quantity adjustments and shipment reschedulings; changes in product mix; manufacturing yields; the level of utilization of the Company's production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues.

Liquidity and Capital Resources

        Cash and cash equivalents decreased by $30.7 million to $5.2 million at September 30, 1996 from the end of the prior fiscal year. Cash flows from operations were $18.9 million for the six-month period ended September 30, 1996 as compared to $13.7 million in the comparable period of 1995. Cash generated during the first six months of fiscal 1997 reflected net income plus depreciation and amortization, as well as an increase in accounts payable, partially offset by increases in receivables and inventories and a decrease in liabilities, as the Company made tax payments of $19.2 million during the second quarter of fiscal 1997. Increased sales and improved margins contributed to the increase in positive cash flow provided by operations during the first half of fiscal 1997.

        The Company invested $60.0 million in property, plant and equipment during the first half of fiscal 1997 and 1996, respectively. The Company expects to spend in excess of $150.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months, although there can be no assurance regarding the timing and amounts of such expenditures.

        Cash provided by financing activities for the first half of fiscal 1997 reflected the $12.2 million in cash generated from the sale of approximately
1.3 million shares of common stock pursuant to the underwriters' over-allotment option in connection with the Company's initial public offering and options exercised by employees.

        As of September 30, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents, and an unsecured $50.0 million revolving credit facility under which there were no borrowings. At September 30, 1996, the Company had indebtedness of $47.0 million in principal amount of Subordinated Notes payable to existing stockholders that bear interest at 12.0% (increasing by 1% per year commencing January 1, 1999) and begin to require annual payments of principal on December 31, 2003. The Company also had outstanding $59.0 million of Series A Preferred Stock.

        The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion through the end of fiscal year 1997. To continue to expand at desired rates, the Company will need to raise additional capital and is currently considering alternatives. While the Company believes that debt and or equity financing is accessible to the Company, there can be no assurance that the Company will be able to obtain additional financing on acceptable terms, on a timely basis, or at all.

PART II

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on September 26, 1996.
(b) The following individuals, each of whom served as directors of the Company prior to the annual meeting, were elected to serve as Directors until the next annual meeting:
         Ronald L. Schauer
         Bruce C. Edwards
         Neil M. Garfinkel
         Walter G. Kortschak
         Robert G. Teal

(c) The Stockholders voted to ratify the selection of Coopers & Lybrand L.L.P. as the Company's Independent Auditors for the year ended March 31, 1997.


Shares of Common Stock voted were as follows:

Item No. 1
(Election of Board of Directors)


                                      Total Vote For      Total Vote Withheld
                                      Each Director       From Each Director
                                      --------------      -------------------
Ronald L. Schauer...................     36,676,985               95,175
Bruce C. Edwards....................     36,677,035               95,125
Neil M. Garfinkel...................     36,677,035               95,125
Walter G. Kortschak.................     36,677,185               94,975
Robert G. Teal......................     36,677,035               95,125


Item No. 2

                                         Total Vote For    Total Vote Against        Abstain
                                         -------------     ------------------        -------
(Selection of independent auditors)..      36,585,556            4,405               182,199



(d)  Not applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.
-----------
11.1     Calculation of earnings per share.

27.1     Financial Data Schedule


(b)  Reports on Form 8-K:

         During the quarter ended September 30, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)



Date:   November 13, 1996           BY:  /s/ Peter S. Norris
     --------------------              -----------------------------

                                             Peter S. Norris
                                             Vice President and
                                             Chief Financial Officer


Date:   November 13, 1996           BY:  /s/ Ronald L. Schauer
     --------------------              -----------------------------

                                             Ronald L. Schauer
                                             President and
                                             Chief Executive Officer