Form 10-Q
period 1996-12-31
HMT TECHNOLOGY CORP
filed 1997-02-14
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from ____ to _____

================================================================================


                        COMMISSION FILE NUMBER: 000-27586

                           HMT TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             94-3084354
          (STATE OR OTHER                       (I.R.S.EMPLOYER
          JURISDICTION OF                     IDENTIFICATION NUMBER)
          INCORPORATION OR
           ORGANIZATION)

                       1055 PAGE AVENUE, FREMONT, CA 94538
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (510) 490-3100

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   ----

As of January 31, 1997, 40,892,763 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


PART I            FINANCIAL INFORMATION                                                              Page
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at December 31, 1996
                      and March 31, 1996...............................................................3

                  Condensed Consolidated Statements of Operations for the
                      three and nine month periods ended December 31, 1996 and 1995....................4
                  Condensed Consolidated Statements of Cash Flows for the
                      nine months ended December 31, 1996 and 1995.....................................5

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


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................................................11

                  Signatures..........................................................................12

                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)



                                                                                        DECEMBER 31,        MARCH 31,
                                                                                            1996              1996
                                       ASSETS                                           (Unaudited)         (Audited)
                                                                                        ------------     ------------
 Current assets:
   Cash and cash equivalents......................................................            $4,158          $35,843
   Receivables, net...............................................................            43,096           31,427
   Inventories....................................................................            12,003            7,129
   Deposits, prepaid expenses and other assets....................................               764              879
   Deferred income taxes..........................................................             5,251            5,028
                                                                                        ------------     ------------
           Total current assets...................................................            65,272           80,306
 Construction in progress.........................................................           102,656           15,745
 Property, plant and equipment, net...............................................            84,960           63,383
 Other assets.....................................................................             1,064            1,415
 Deferred income taxes............................................................             1,011            4,937
                                                                                        ------------     ------------
           Total assets...........................................................          $254,963         $165,786
                                                                                        ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable...............................................................           $17,120          $13,911
   Accrued liabilities............................................................             9,618           16,682
   Obligations under capital leases -- current portion............................             2,417            3,814
                                                                                        ------------     ------------
           Total current liabilities..............................................            29,155           34,407
 Long-term bank borrowings........................................................            31,000               --
 Subordinated promissory notes payable to stockholders............................            47,000           47,000
 Obligations under capital leases, net of current portion.........................             3,635            4,698
 Other long-term liabilities......................................................             2,227               --
                                                                                        ------------     ------------
           Total liabilities......................................................           113,017           86,105

 Mandatorily Redeemable Series A Preferred Stock..................................            62,845           60,157

 Common Stock.....................................................................                41               39
 Additional paid-in capital.......................................................            91,912           77,913
 Retained earnings ...............................................................            63,797           18,221

 Distribution in excess of basis..................................................           (76,649)         (76,649)
                                                                                        ------------     ------------

      Total stockholders' equity..................................................            79,101           19,524
                                                                                        ------------     ------------
           Total liabilities and stockholders' equity.............................          $254,963         $165,786
                                                                                        ============     ============



                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                    --------------------------    --------------------------
                                                        1996          1995            1996           1995
                                                    -----------    -----------    -----------    -----------
                                                            (Unaudited)           (Unaudited)     (Audited)
Net sales .......................................       $61,243        $56,346       $199,743       $129,357
Cost of sales ...................................        36,371         32,800        115,747         81,978
                                                    -----------    -----------    -----------    -----------
  Gross profit ..................................        24,872         23,546         83,996         47,379
Operating expenses:
  Research and development ......................         1,527            895          4,191
                                                                                                       2,581
  Selling, general and administrative ...........         3,020          2,345          8,661          5,266
  Recapitalization expenses .....................          --            4,347           --            4,347
                                                    -----------    -----------    -----------    -----------
     Total operating expenses ...................         4,547          7,587         12,852         12,194
                                                    -----------    -----------    -----------    -----------
          Operating income ......................        20,325         15,959         71,144         35,185
Interest expense and other, net .................           349          2,076          2,763          5,655

 Income before income tax provision (benefit) ...        19,976         13,883         68,381         29,530
Income tax provision (benefit), net .............         5,993         (6,029)        20,119         (5,269)
                                                    -----------    -----------    -----------    -----------
     Net income .................................       $13,983        $19,912        $48,262        $34,799
Accretion for dividends on Mandatorily Redeemable
  Series A Preferred Stock ......................          (909)          (393)        (2,688)          (393)
                                                    -----------    -----------    -----------    -----------
Net income available for common stockholders ....       $13,074        $19,519        $45,574        $34,406
                                                    ===========    ===========    ===========    ===========
Net income available for common
 stockholders per share .........................         $0.30          $0.56          $1.03          $0.99
                                                    ===========    ===========    ===========    ===========

Shares used in computing per share amounts ......        44,229         34,822         44,150         34,822
                                                    ===========    ===========    ===========    ===========




                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                1996         1995
                                                                              ---------    ---------
                                                                             (Unaudited)    (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................     $48,262      $34,799
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization ........................................      14,709        8,512
     Deferred income taxes ................................................       3,703       (7,467)
     Loss on disposal of assets ...........................................       2,988          181

     Net Change in operating assets and liabilities .......................     (18,056)      (4,405)
                                                                              ---------    ---------

          Net cash provided by operating
            activities ....................................................      51,606       31,620
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ..........................    (126,155)     (23,324)
   Proceeds from the sale of equipment ....................................        --          2,205
  Decrease (increase) in other assets .....................................         323          (48)
                                                                              ---------    ---------
        Net cash used in investing activities .............................    (125,832)     (21,167)
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ...............................................................      (2,460)      (7,930)
  Net proceeds from long-term borrowings ..................................      31,000          --
  Repayments on short-term borrowings .....................................         --       (86,700)
  Repayment of long-term notes payable ....................................         --       (12,200)
  Proceeds from issuance of senior bank term loan .........................         --        60,000
  Repayments on senior bank term loan .....................................         --       (10,000)
  Financing costs .........................................................         --        (2,944)
  Proceeds from subordinated promissory notes .............................         --        47,000
  Recapitalization and distributions to stockholders ......................         --       (52,100)
  Proceeds from issuance of Common Stock ..................................      12,817          925
  Other ...................................................................       1,184           --
  Proceeds from issuance of Mandatorily Redeemable Series A Preferred Stock         --        59,000
                                                                              ---------    ---------
          Net cash provided by (used in) financing
            activities ....................................................      42,541       (4,949)
                                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents ......................     (31,685)       5,504
Cash and cash equivalents at beginning of period ..........................      35,843          878
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................      $4,158       $6,382
                                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period ................................      $3,646       $5,766
  Cash paid for income taxes during the period ............................     $24,820         $600
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Accretion for dividends on mandatorily redeemable
     Series A Preferred Stock .............................................      $2,688         $393
     Refinancing of existing capital lease obligations ....................         $--      $13,105



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

    Operating results for the quarter ended December 31, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full fiscal year.

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

   Inventories

    Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                                       DECEMBER 31,   MARCH 31,
                                                       ----------     ----------
                                                          1996           1996
                                                       ----------     ----------
                                                             (IN THOUSANDS)
Raw materials ....................................         $4,383         $1,284
Work-in-process ..................................          3,983          5,123
Finished goods ...................................          3,637            722
                                                       ----------     ----------
                                                          $12,003         $7,129
                                                       ==========     ==========

                           HMT TECHNOLOGY CORPORATION

   Subsequent event

In January, 1997 the Company completed a $230 million private placement of convertible subordinated notes ("Notes") to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after estimated offering costs). Proceeds of the offering were used to prepay the $47 million principal balance of the subordinated promissory notes plus accrued interest, to redeem the $59 million of Mandatorily Redeemable Series A Preferred Stock and to fully repay the $41 million in long-term borrowings outstanding in January ($31 million at December 31, 1996), resulting in a net increase of approximately $75.4 million in net working capital. The remainder of the proceeds will be used for capital expenditures, working capital and other general corporate purposes.

During the fourth quarter of fiscal 1997 the Company will record a one-time reversal of approximately $3.8 million for cumulative dividends accreted on the Company's Mandatorily Redeemable Series A Preferred Stock.

The convertible subordinated notes have an interest rate of 5 3/4%, are convertible into shares of common stock of the Company at a conversion price of $23.75 per share, subject to adjustment in certain events, and have a seven-year term. The convertible subordinated notes are redeemable, in whole or in part, at the option of the Company, at any time on and after January 20, 2000.

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

    The Company is currently constructing a new 120,000 square foot production facility at its Fremont California site, in which it plans to install up to 16 additional production scale sputtering lines. The Company anticipates that it will initiate production in this new facility in early calendar 1997. In addition, the Company is in the final stages of an expansion of its facility in Eugene, Oregon to increase the production of aluminum substrates, and in early calendar 1997 expects to commence volume production of nickel-plated and polished substrates at that site.

    In January, 1997 the Company completed a $230 million private placement of convertible subordinated notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (including estimated offering costs). Proceeds of the offering were used to prepay the $47 million principal balance of the subordinated promissory notes plus accrued interest, to redeem the $59 million of Mandatorily Redeemable Series A Preferred Stock and to fully repay the $41 million in long-term borrowings outstanding in January ($31 million at December 31, 1996), resulting in a net increase of approximately $75.4 million in net working capital. The remainder of the proceeds will be used for capital expenditures, working capital and other general corporate purposes.

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

RESULTS OF OPERATIONS

    Net Sales. Net sales increased 9% in the third quarter of fiscal 1997 to $61.2 million, representing an increase of $4.9 million compared to the third quarter of fiscal 1996. Unit sales volume increased 40% during the third quarter of fiscal 1997, while average selling prices declined 22%, compared to the third quarter of fiscal 1996. Net sales were adversely affected in the third quarter of fiscal 1997 by lower than anticipated sales to a customer.

    For the first nine months of fiscal 1997, net sales of $199.7 million were $70.4 million, or 55% higher than the same period in fiscal 1996. The increase in net sales during the first nine months of fiscal 1997 was primarily attributable to an increase in manufacturing capacity and improved utilization of existing capacity, as well as improved manufacturing processes, resulting in higher production volume and unit shipments. The unit sales volume increased 77% during the first nine months of fiscal 1997, but was somewhat offset by a 13% decline in average selling prices, compared to the same period during fiscal 1996.

    During the third quarter of fiscal 1997, three customers individually accounted for at least ten percent of consolidated net sales: Maxtor Corporation (52%), Samsung Electronics Company Limited (20%), and Micropolis Corporation (14%). The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers. Additionally, the ability to achieve revenue increases will depend upon an increase in overall unit production volumes.

    Gross Profit. Gross margin was 40.6% and 42.1% for the three and nine months ended December 31, 1996, respectively, compared with 41.8% and 36.6% for the three and nine months ended December 31, 1995, respectively. The slight drop for the third quarter of fiscal 1997 was a result of the 22% decline in average selling prices versus the comparable quarter in fiscal 1996, while the increase in gross margin for the nine-month period was a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, and the absorption of fixed costs over higher unit production volume. Production of substrates at the Eugene, Oregon manufacturing facility (which was acquired during the first quarter) and lower substrate and other raw material prices also contributed to decreases in unit costs over comparable three and nine month periods.

    Operating Expenses. Research and development expenses increased 632,000 and $1.6 million in the three- and nine-month periods ending December 31, 1996, respectively, compared to the same periods in 1995. Research and development expenses increased primarily due to an increase in headcount related to the Company's new product introductions and to support capacity expansion. Selling, general and administrative expenses increased $675,000 and $3.4 million in the third quarter and first nine months of fiscal 1997, respectively, compared to the same periods in the prior year. The increase in selling, general and administrative expenses primarily reflected the increased headcount necessary to support higher production volume and unit shipments, as well as the demands of administering a stand-alone public entity.

    The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, and anticipated higher levels of production volume and unit shipments, although, as a percentage of net sales, operating expenses may fluctuate from period to period.

    Interest Expense and Other, Net. Interest expense decreased $1.7 million and $2.9 million in the three- and nine-month periods ending December 31, 1996, respectively, compared to the same periods in 1995, a result of the $1.4 million in interest that was capitalized (as part of the cost of the Company's new facilities currently under construction) during the third quarter of fiscal 1997, and the reduced debt balances over comparable nine month periods.

    Provision for Income Taxes. For the quarter ended December 31, 1996, the Company recorded income taxes at its estimated annual effective tax rate of 30%. At December 31, 1995, the Company assessed the recoverability of deferred tax assets and, based on expectations regarding operating results for the quarter ending March 31, 1996 and the fiscal year ending March 31, 1997, determined it was likely that the entire balance of deferred tax assets would be recovered. As the facts that supported the reduction of the valuation allowance related to the period immediately following the leverage recapitalization, the Company reduced its income tax expense by approximately $6.9 million to reflect the tax benefit associated with recognition of deferred tax assets at December 31, 1995. The recognition of deferred tax assets and the utilization of $10.2 million of net operating loss carryforwards produced a net tax benefit for the nine months ended December 31, 1995.


    The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, modifications and quantity adjustments and shipment rescheduling; changes in product mix; manufacturing yields; the level of utilization of the Company's production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. For example, due to lower than anticipated shipments to a customer, revenue and operating results for the quarter ended December 31, 1996 were below those of the preceding quarter. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $31.7 million to $4.2 million at December 31, 1996 from March 31, 1996. Cash flows from operations were $51.6 million for the nine-month period ended December 31, 1996 as compared to $31.6 million in the comparable period of 1995. Cash generated during the first nine months of fiscal 1997 reflected net income plus depreciation and amortization, as well as an increase in accounts payable, partially offset by increases in receivables and inventories and a decrease in liabilities. Increased sales and improved margins contributed to the increase in positive cash flow provided by operations during the first nine months of fiscal 1997.

    The Company invested $126.1 million and $23.3 million in property, plant and equipment during the first nine months of fiscal 1997 and 1996, respectively. The Company currently expects to spend in excess of $200.0 million during calendar 1997 for expansion of production capacity, a substantial majority of which will be spent on the Company's Fremont, California facility.

    Cash provided by financing activities for the first nine months of fiscal 1997 reflected the $31.0 million borrowed under the Company's revolving credit facility and $12.8 million in cash generated from the sale of common stock pursuant to the exercise of the underwriters' over-allotment option in connection with the Company's initial public offering and options exercised by employees.

    As of December 31, 1996, the Company's principal sources of liquidity consisted of cash and cash equivalents, and the unused portion of the unsecured $50.0 million revolving credit facility. In January, 1997 the Company completed a $230 million private placement of convertible subordinated notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after estimated offering costs). Proceeds of the offering were used to prepay the $47 million principal balance of the subordinated promissory notes plus accrued interest, to redeem the $59 million of Mandatorily Redeemable Series A Preferred Stock and to fully repay the $41 million in long-term borrowings outstanding in January ($31 million at December 31, 1996), resulting in a net increase of approximately $75.4 million in net working capital. The balance of the net proceeds will be used for capital expenditures (including investment in facilities and equipment), working capital and other general corporate purposes.

    The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion through the end of calendar 1997. If it were to accelerate or increase the scope of its facilities expansion, the Company could require additional capital prior to that time. The Company will continue to have significant future obligations and expects that it could require additional capital to support future growth, if any. The Company may not be able to obtain additional financing as needed on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital expenditures and research and development expenditures, which could materially adversely affect the Company's future operations and competitive position. Moreover, the Company's need to raise additional capital through the issuance of securities may result in additional dilution to earnings per share.

PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit No.
----------
11.1          Calculation of earnings per share.

27.1          Financial Data Schedule

(b)   Reports on Form 8-K:

      During the quarter ended December 31, 1996, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)


Date:     February 13, 1997         BY:  /s/ Peter S. Norris
     ----------------------            ---------------------

                                         Peter S. Norris
                                         Vice President and
                                         Chief Financial Officer


Date:    February 13, 1997          BY:  /s/ Ronald L. Schauer
      --------------------             -----------------------

                                         Ronald L. Schauer
                                         President and
                                         Chief Executive Officer

                                EXHIBIT INDEX



Exhibit No.
----------

11.1          Calculation of earnings per share.

27.1          Financial Data Schedule