Form 10-K
period 1997-03-31
HMT TECHNOLOGY CORP
filed 1997-06-30
CIK 1005967

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                             COMMISSION FILE NUMBER:000-27586
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

       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (510) 490-3100
                         WEB PAGE ADDRESS: WWW.HMTT.COM

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    (TITLE OF EACH CLASS)                 (NAME OF EXCHANGE ON WHICH REGISTERED)
    COMMON STOCK, PAR VALUE $0.001                NASDAQ NATIONAL MARKET
 5 3/4% CONVERTIBLE SUBORDINATED NOTES,             NASDAQ SMALLCAP MARKET
          DUE 2004

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                                ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1997 the aggregate market value of Common Stock held by non-affiliates was approximately $426.1 million. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of June 25, 1997, 41,535,789 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market (HMTT).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement, to be filed not later than July 29, 1997.

                           HMT TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                                                PAGE
                                                                                                ----
PART I

Item 1.      Business...........................................................................   4
Item 2.      Properties.........................................................................  21
Item 3.      Legal Proceedings..................................................................  21
Item 4.      Submission of Matters to a Vote of Security Holders................................  21

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters..........  22
Item 6.      Selected Consolidated Financial Data...............................................  23
Item 7.      Management's Discussion and Analysis of Consolidated Financial Condition and
             Results of Operations..............................................................  24
Item 8.      Consolidated Financial Statements and Supplementary Data...........................  28
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................................  28

PART III

Item 10.     Directors and Executive Officers of the Registrant.................................  29
Item 11.     Executive Compensation.............................................................  29
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................  29
Item 13.     Certain Relationships and Related Transactions.....................................  29

PART IV

Item 14.     Exhibits, Consolidated Financial Statement Schedules and Reports on
             Form 8-K...........................................................................  37

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

     The disks currently being shipped by the Company are primarily for disk drives with storage capacities ranging from 2.0 to 10.0 gigabytes ("GB") (using two to 12 disks), and substantially all have coercivity levels of 2000 Oe or higher. Since March 1994, the Company has focused on addressing the needs of the high-end, high-capacity segment of the disk drive market. HMT believes that its recent operating results reflect its success in meeting these needs and that its future growth and success depend on its ability to continue to develop and market products that enable its customers to produce high-performance disk drives for high-end data storage applications. The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses to match the design and performance requirements of each particular customer. The Company's principal customers currently include Maxtor Corporation ("Maxtor"), Samsung Electronic Company Limited ("Samsung"), Iomega Coporation ("Iomega"), Western Digital Corporation ("Western Digital"), Micropolis Corporation ("Micropolis") and Quantum Corporation ("Quantum").

INDUSTRY BACKGROUND

   The Disk Drive Market

     Market demand for disks and disk drives has been growing steadily, stimulated by demand for new computers, upgrades to existing computers and the growing use of sophisticated network servers. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. According to International Data Corporation ("IDC"), worldwide shipments of PCs were 59 million units in 1995 and 69 million units in 1996, and are projected to reach approximately 117 million units in 2000. In addition, the PC server market, driven by the trend toward networking applications and the expansion of the Internet, is expected to grow substantially through the year 2000.

     The combined demand from the PC and PC server markets has resulted in strong growth in unit shipments of disk drives. According to IDC, worldwide shipments of hard disk drives were 105 million units in 1996 and are projected to be 132 million units in 1997 and 223 million units in 2000. According to IDC, the worldwide market for hard disk drives was approximately $23 billion in 1996. Strong overall demand for disk drives has also stimulated the growth of the thin film disk market. According to Trend Focus, there were 340 million thin film disks produced in 1996 with an estimated market value of $4.0 billion. Trend Focus projects that the total market for thin film disks will reach 725 million units in 2000, with an estimated market value of $7.9 billion.

     The applications being developed for PCs require greater storage capacity and, as a result, have sharply increased the demand for high-capacity disk drives. Users purchasing newer PCs for business and home are commonly attracted by the availability of greater processing power, larger databases, multimedia and other memory intensive applications and more sophisticated operating systems, such as Windows 95 or Windows NT. Increasing use of the Internet and on-line data, including image storage and retrieval, have further stimulated the demand for storage capacity. The disk drive industry has responded to this demand with significant technology and product advances. As a result, mean storage capacity per disk drive has increased from 213 megabytes ("MB") in 1993 to 690 MB in 1995 to 2.7 GB in 1997. Meanwhile, the average number of disks per drive has remained relatively constant at about 2.5 disks. While storage capacity has grown, the cost per MB has fallen from $1.26 in 1993 to $0.32 in 1995 and to $0.10 in 1997. Today's market continues to generate pressure for advances to facilitate these trends in computing, especially at the high-end. Thus, the Company believes that success in the disk drive market has depended and for the foreseeable future will depend on the ability of the disk drive manufacturer, together with its suppliers of critical components, such as thin film disks, to keep pace with these advances.

     Additionally, removable-media storage devices, including removable hard disk drives, have received increased attention in the data storage market. Removable hard disk drives utilize cartridges incorporating thin film disks and combine the high-capacity and rapid access of hard disk drives with the benefits of removability. These devices can be used peripherally to increase the storage capacity for PCs.

   Disk Drive Technology

     The basic elements of the disk drive, sized to fit various industry form factors, have remained essentially the same since hard disk drives were first introduced. The principal components of a hard disk drive are disks, heads, spindle and actuator mechanics and electronics. Each disk drive typically contains from one to ten disks that are attached to a spindle/motor assembly within a sealed enclosure. The electronics control the spinning of the disk, the positioning of the head and the writing and retrieval of data stored on the disk. The recording head is a small magnetic transducer that, when the disk is spinning, "flies" just above the disk surface. Data are written on circumferential tracks on the disk when the electronic channel sends current pulses to the head. The head converts these pulses to magnetic fields that cause the magnetic layer within the disk and under the recording head to become magnetized, oriented in the direction of the head's magnetic field. Reversing the current in the head reverses the direction of the magnetic field on the disk. During the read-back process, as the head scans over the disk, magnetic flux from the disk's magnetic layer is picked up by the head and induces an electrical current which is converted into voltage. The output signal voltage is then transformed into digital data by the read channel electronics. The following diagram illustrates the principal components of a typical hard disk drive:

        [DIAGRAM -- of a typical hard disk drive with arrows identifying key components: disks, spindle, recording head, and electronics.]

     Major improvements in disk drive performance have been based on technological advances in the principal components. In a typical disk drive today, the spindle/motor assembly rotates the disk at 5,200 to 10,000 revolutions per minute. The head reads and writes data onto the spinning disk while flying at a height of 0.7 to 1.7 microinches (0.018 to 0.04 micron) at data transfer rates of 70 to 130 megabits per second. The combination of modern head and disk technologies enables this drive to store data on 5,000 to 8,000 circumferential tracks per radial inch on the disk with 100,000 to 160,000 bits of data per inch along each track.

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

     - Magnetics. Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted ("Oe"). The coercivity of the disk is determined by the types of disk substrate and thin film materials used, substrate surface conditions before disk sputtering, and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. As areal density increases, higher coercivity is needed to permit sharper transitions between magnetized regions. This allows each bit of data to be stored in a smaller area, and therefore more data can be stored in the same disk area. Advanced drive designs currently require coercivities in the range of 2000 to 2400 Oe, compared to a range of 950 to 1200 Oe seven years ago. The Company believes that most high-end disk drive manufacturers will require coercivities of 2400 Oe and above by the end of 1997. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 2000 to 2400 Oe, with more than 50% of the Company's revenues during the three months ended March 31, 1997 deriving from disks with coercivities of 2200 Oe and above. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3000 Oe.

     - Glide Height. The glide height of the disk is the measure of the height at which the head can fly over the disk without hitting anything and is a standard used in the specification of the disk. The actual flying height of the head in the disk drive is higher than the glide height to provide a margin for safety. Glide height depends on the smoothness and flatness of the disk surface. The lower the disk head flies above the disk surface, the more accurately the head can read the magnetic signal, allowing a smaller magnetized region to store each bit of data and thereby contributing to increases in areal density. While the current industry standard glide height is 1.5 microinches, the Company expects that glide heights will decrease to
          1.0 microinches by the end of 1997. The Company currently manufactures and sells disks in commercial quantities with glide heights of 1.5 microinches to 1.0 microinches.

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

STRATEGY

     The key elements of HMT's strategy are as follows:

     - Establish and Maintain Leadership in High-End Product Technology. The Company focuses its development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, HMT is continually engaged in efforts to enhance its proprietary technologies and processes. For example, efforts in the alloy and process development area, focusing largely on non-precious metal alloys, are directed toward improving disk coercivity above the 3000 Oe level.

     - Develop Collaborative Relationships with Leading Head and Disk Drive Manufacturers. The Company works closely with head manufacturers developing new technologies, including TRI-PAD compatible and MR-head ready disks. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into leading edge disk drives. HMT also seeks to establish strong relationships with its customers, enabling the Company to participate in establishing technological and design requirements for new products. The Company believes that close technical collaboration with its customers and their other suppliers during the design phase of new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to reach cost effective high volume manufacturing rapidly and enhances the likelihood that the Company will become a primary supplier of thin film disks for high performance disk drive products.

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

     - Expand Manufacturing Capacity. The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. The Company plans to install up to 12 additional production scale sputtering lines in this new facility. In addition, the Company completed the expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. The Company expects that added capacity will enable it to improve its ability to meet the demands of current customers and position it to take advantage of additional market opportunities.

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

PRODUCTS

     The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses. HMT currently manufactures and sells disks in commercial quantities with substantially all having coercivities levels of 2000 Oe or higher and glide heights of 1.5 microinches or less. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3000 Oe.

     The Company's product mix continually shifts as technological advances are implemented in anticipation of demand for disks with improved performance characteristics and the Company transitions production from less technologically sophisticated disks still in active use. For example, during the three months ended March 31, 1995, 1800 Oe and below products comprised 95.0% of total units shipped. In the three months ended March 31, 1997, substantially all products shipped were 2000 Oe and above, with more than 50% of the units shipped having coercivities of 2200 Oe and above.

     The Company's disks are currently used by seven disk drive manufacturers in more than 10 different 3 1/2-inch disk drive products. Currently, these disks are used in fixed disk drives that have capacities ranging from 2.0 GB to 10 GB with storage capacity per disk ranging from 750 MB to 1.5 GB and removable disk drives that have capacities of approximately 1.0 GB with storage capacity per disk of approximately 500 MB. The Company has the technological capability to produce disks to fit standard form factors of 5 1/4-inches and below, although it currently produces only 3 1/2-inch disks.

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

   Manufacturing Process

     The Company's manufacturing process is briefly summarized as follows:

         Chamfer, Grind, Bake and Wash. The initial input to the production of a thin film disk is an aluminum blank that can be procured from a number of sources. To create specialized aluminum alloy substrates, HMT chamfers the inner and outer edges of the blank, and bakes the chamfered blank to bring out surface roughness. HMT then grinds the blank to achieve required gauge thickness and flatness, remove surface defects, and improve surface finish. HMT then washes the blank to remove particles. HMT currently produces these substrates through in house manufacturing, but may from time to time purchase a portion of its requirements from independent vendors.

         Plate, Polish, Texture and Wash. Aluminum substrates are plated with electroless Nickel-Phosphorous alloy, a non-magnetic layer critical to corrosion resistance that strengthens the disk and improves durability. The Company currently performs most of its nickel plating in-house. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface, reducing its roughness, while maintaining the overall flatness of the disk. The Company's texturizing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. The final step in these front-end processes is washing to present a clean disk surface. Subsequent processes occur in class 10 clean rooms only.

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

                      THE THIN FILM DISK PRODUCTION PROCESS

            [DIAGRAM -- A flow chart summarizing the principal steps
             in the process flow and the corresponding disk layers created during the thin film disk production process.]

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

   Manufacturing Facilities and Capacity

      The Company's manufacturing facilities, distribution center and administrative offices are located in Fremont, California. The Company's Fremont facility received ISO 9001 certification in May 1996. The Company operates 18 production scale sputtering lines for production and development of products. A typical sputtering line consists of one sputtering machine and associated equipment, such as texturizers, lubricators, glide testers and certifiers. The Company's facilities, which currently operate seven days a week, 24 hours per day, are close to full capacity. The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. Four production scale sputtering lines in this new facility were brought into service during the fourth quarter of fiscal 1997. The Company plans to install up to 12 additional production scale sputtering lines in this new facility. In addition, the Company completed the expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site.


     Because the Company has been operating at close to full capacity, further growth in the Company's net sales will depend on the continued successful expansion by the Company of its manufacturing capacity. There can be no assurance that the Company will be able to successfully increase capacity and the failure to do so could have a material adverse effect of the Company's business, operating results and financial condition.

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

     The Company believes that its materials science expertise and ongoing commitment to developing new technologies is critical to remaining competitive and achieving desired operating results. The Company expects its research and development effort to remain focused on alloy and process development, substrate finish and texture, overcoat development, and compatibility with advanced recording concepts. As it has done in the past, the Company intends to conduct many of its development programs directly on active production lines, facilitating transition to high volume commercial production and minimizing development expense. During the fiscal years 1995, 1996 and 1997, the Company incurred $3.1 million, $3.8 million, and $5.8 million, respectively, of research and development expenses. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products.

CUSTOMERS, SALES AND SUPPORT

     The Company sells its products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to the Company's principal customers in fiscal 1997, fiscal 1996 and fiscal 1995:

                                        FISCAL         FISCAL        FISCAL
                                         1997           1996          1995
                                        ------         ------        ------
           Maxtor.....................   40.7%          40.5%         73.7%
           Samsung....................   19.8            0.1           0.3
           Iomega.....................   12.2            2.4           -
           Western Digital............   11.9           35.8           5.9

     The Company's other customers during fiscal 1997 included Micropolis, Quantum, and Hewlett Packard. Iomega utilizes the disks in its removable media hard disk drives. Due to cessation of its high-end manufacturing operations, Quantum's high-end products are now being manufactured by Matsushita Kotobuki Electronics Industries ("MKE"), and the Company is currently shipping products to MKE. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter.

     The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June, 2001. While this agreement contemplates a significant increase in the purchases of disks by Maxtor from current levels, it is subject to a number of conditions and qualifications; and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 33 patents and 16 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

    On December 16, 1996, Virgil L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District

Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., Mr. Hedgcoth alleges that certain HMT disks infringe patents allegedly owned by him (the "Hedgcoth Patents"). The complaint seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed a counterclaim seeking a declaratory judgment that the Hedgcoth Patents are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors--Intellectual Property and Proprietary Rights" .

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

ENVIRONMENTAL REGULATION

The Company's operations and manufacturing processes are subject to certain environmental laws and regulations, which govern the Company's use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the pre-treatment and discharge of process waste waters and its emission of air pollutants. The Company has from time to time been notified of minor violations of environmental laws and regulations. These violations have been corrected in all material respects without undue expense. Additionally, existing waste water treatment facilities and air emission control devices are being upgraded to accommodate increased production and more restrictive environmental discharge levels. Environmental laws and regulations, however, may become more stringent over time, and there can be no assurance that the Company's failure to comply with either present or future laws or regulations, which may become more stringent, would not subject the Company to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.


EMPLOYEES

     As of March 31, 1997, the Company had 1,211 full-time employees, with 1,055 in manufacturing, 54 in research and development, 40 in quality assurance and 62 in administration and marketing. The Company believes it generally has good relations with its employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical personnel is vital to its success. Although competition for such personnel is intense, the Company believes that it has not historically experienced difficulties in attracting personnel that are significantly different from those experienced by its competitors.

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



FLUCTUATIONS IN OPERATING RESULTS

           The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements and product transitions by the Company, its customers or its competitors; order cancellations, modifications and quantity adjustments and shipment reschedulings; changes in product mix; manufacturing yields; the level of utilization of the Company's production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues.

           The Company derives substantially all of its net sales from the sale of thin film disks to a small number of customers. The Company typically supplies disks in volume for a limited number of disk drive products at any one time, and these products have an extremely short life cycle. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. Generally, new products have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor in its continued success. Moreover, manufacturing yields and production capacity utilization impact the Company's operating results. New products often have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. The ability to adjust manufacturing procedures to reduce costs and improve manufacturing yields and productivity during a product's life is limited, and many adjustments can only be implemented in connection with new product introductions or upgrades. Small variations in manufacturing yields and productivity can have a significant impact on operating results. Furthermore, because the thin film disk industry is capital intensive and requires a high level of fixed costs, operating results are also extremely sensitive to changes in volume. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling without significant penalties. The impact of any of the foregoing factors could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; LENGTHY SALES CYCLE

           During fiscal 1997, the Company shipped most of its thin film disks to four customers: Maxtor, Samsung, Iomega and Western Digital. Aggregate shipments to Maxtor, Samsung, Iomega and Western Digital represented 40.7%, 19.8% 12.2% and 11.9%, respectively, of net sales in fiscal 1997. There are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales and operating results. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. The Company's success will therefore depend on the success of its key customers. One or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, one of the Company's customers, Western Digital, manufactures thin film disks for its own use and an affiliate of another customer, Maxtor, recently began to do so. There has also been a trend toward consolidation in the disk drive industry, which the Company expects to continue. For example, in February 1996, two leading disk drive manufacturers, Seagate Technology, Inc. ("Seagate") and Conner Peripherals, Inc., combined to form the world's largest disk drive manufacturing company. In addition, during the second calendar quarter of 1996, Hewlett-Packard announced its intentions to exit the disk drive business. Also, due to cessation of its high-end manufacturing operations, Quantum's high-end products are now being made by MKE. If any of the Company's customers or competitors were to combine and reduce suppliers and competitive product lines, the Company's business, operating results and financial condition could be materially adversely affected.

           The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June 2001. While this agreement contemplates a significant increase in the purchases of disks by Maxtor from current levels, it is subject to a number of conditions and qualifications; and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

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

EXPANSION OF CAPACITY

           Because the Company has been operating at close to full capacity, growth, if any, in the Company's net sales depends on the successful expansion by the Company of its manufacturing capacity. The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. The Company plans to install up to 12 additional production scale sputtering lines in this new facility. In addition, the Company completed the expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. The Company currently expects to spend in excess of $200 million over the next twelve months for expansion of production capacity, a substantial majority of which will be spent on the Company's Fremont, California facility. Any delay in the completion of any of these expansion programs could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

           The market for the Company's products is highly competitive, and the Company expects competition to continue in the future. Certain of the Company's competitors have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that in the future the Company will be able to develop and manufacture products on a timely basis with the quality and features necessary in order to remain competitive. Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Japan-based manufacturers and U.S. captive manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitors are Akashic, Komag and StorMedia. Japan-based competitors include Fuji, Mitsubishi, Showa Denko and Hoya. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate, Western Digital and an affiliate of Maxtor, manufacture disks or plan to manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation. Specifically, the thin film disk industry is characterized by intense price competition. The Company has experienced pricing pressures in the past, and there can be no assurance that the Company will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition.

           The Company and certain of its competitors are currently engaged in substantial efforts to increase disk manufacturing capacity in light of the apparent imbalance between current levels of demand for disks and existing industry capacity. These efforts should result in significant additional capacity in the industry within the next one to two years. To the extent that these efforts result in industry capacity in excess of levels of demand, the Company could experience increased levels of competition, which could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

           The Company has experienced a period of rapid expansion in its operations, including the organization and management of a significant expansion in manufacturing capacity that has placed, and may continue to place, a significant strain on the Company's management and other resources. The Company's status as a public company since its March 1996 initial public offering has placed additional demands on the Company's management, including its finance and accounting organization. The Company's ability to manage its operations effectively will require it to continue to improve its operational, financial and management information systems, and to train, motivate and manage its employees. If the Company's management is unable to manage its operations effectively, the Company's business, operating results and financial condition could be adversely affected.

DEPENDENCE ON INTENSELY COMPETITIVE AND CYCLICAL HARD DISK DRIVE INDUSTRY

           The Company's operating results are dependent on current and anticipated demand for high-end, high-capacity hard disk drives, which in turn depend on the demand for high-end PCs, network servers and workstations. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin film disks, as well as pricing pressures. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components, including thin film disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. In recent years, the disk drive industry has experienced significant growth, providing the Company with the opportunity to expand its capacity. There can be no assurance that such growth will continue, that the level of demand will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the hard disk drive industry is intensely competitive, and, in the past, some disk drive manufacturers have experienced substantial financial difficulties. To date, the Company has not incurred significant bad debt expense. However, there can be no assurance that the Company will not face greater difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON SUPPLIERS

           The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including aluminum blanks, substrates, texturizers, plating chemicals, abrasive tapes and slurries, certifier heads, sputter targets and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, would require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

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

NEED FOR ADDITIONAL FINANCING

           The disk media business is capital intensive, and the Company believes that in order to remain competitive, it will need significant additional financing resources over the next several years for capital expenditures, working capital, and research and development. Among other things, the Company's customers prefer suppliers that can meet a substantial portion of their volume requirements, so the Company will need to expand its manufacturing capacity to remain competitive. The Company currently expects to spend in excess of $200 million on capital expenditures directed toward expansion of production capacity over the next twelve months. The Company believes that it will be able to fund planned expenditures over the next twelve months from a combination of funds available under its revolving credit facility, cash flow from operations and existing cash balances. If it were to accelerate or increase the scope of its facilities expansion, the Company could require additional capital prior to that time. As of March 31, 1997, the Company had approximately $71.8 million in working capital, including approximately $44.2 million in cash and cash equivalents. In addition, the Company's operations generated cash flow of $90.7 million during the year ended March 31, 1997.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

           Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

           The Company may from time to time be notified by third parties that it may be infringing patents owned by such third parties. If necessary, the Company may have to seek a license under such patent or modify its products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patents, in which case the Company's business, operating results and financial condition could be materially adversely affected.

           On December 16, 1996, Virgil L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., Mr. Hedgcoth alleges that certain HMT disks infringe patents allegedly owned by him (the "Hedgcoth Patents"). The complaint seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed a counterclaim seeking a declaratory judgment that the Hedgcoth Patents are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition.

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

DEPENDENCE ON KEY PERSONNEL

           The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. The Company does not have employment agreements with any employee. The loss of its officers or other key personnel, who are critical to the Company's success, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, the Company's future operating results depend in part upon its ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense, especially since many of the Company's competitors are located near the Company's facilities in Fremont, California. Among the competitive factors in attracting personnel are compensation and benefits, equity incentives and geographic location. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of the services of existing personnel as well as the failure to recruit additional personnel could materially adversely effect the Company's business, operating results and financial condition.

DEPENDENCE ON FREMONT MANUFACTURING FACILITIES; ENVIRONMENTAL ISSUES

           The Company's Fremont facilities, which currently account for all of its finished products, are located near major earthquake faults. Disruption of operations for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

           The Company's operations and manufacturing processes are subject to certain environmental laws and regulations, which govern the Company's use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the pre-treatment and discharge of process waste waters and its emission of air pollutants. The Company has from time to time been notified of minor violations of environmental laws and regulations. These violations have been corrected in all material respects without undue expense. Additionally, existing waste water treatment facilities and air emission control devices are being upgraded to accommodate increased production and more restrictive environmental discharge levels. Environmental laws and regulations, however, may become more stringent over time, and there can be no assurance that the Company's failure to comply with either present or future laws or regulations, which may become more stringent, would not subject the Company to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.

RISKS OF INTERNATIONAL SALES

           In fiscal 1996 and 1997, substantially all of the Company's net sales consisted of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies, and the Company anticipates that the substantial majority of its products will be delivered to customers outside of the United States for the foreseeable future. Accordingly, the Company's operating results are subject to the risks of doing business in foreign jurisdictions, including compliance with, or changes in, the law and regulatory requirements of foreign jurisdictions, local content rules, taxes, tariffs or other barriers, and transportation delays and other interruptions. Although presently all of the Company's sales are made in U.S. dollars, there can be no assurance that future international sales will not be denominated in foreign currency.

CONTROL BY EXISTING STOCKHOLDERS AND ANTI-TAKEOVER EFFECTS

           Based on shares outstanding at March 31, 1997, directors, officers and holders of 5% or more of the outstanding shares of Common Stock of the Company owned approximately 53% of the outstanding shares of Common Stock (33% assuming conversion of the 5 3/4% convertible subordinated notes and exercise of all outstanding options and warrants to purchase Common Stock ). As a result, the directors, officers and holders of 5% or more of the outstanding shares of the Company's Common Stock, acting together, will have the ability to elect all of the Company's directors and control most corporate actions. Certain provisions of the Company's Amended and Restated Certificate of Incorporation, Bylaws and Delaware law, including the provisions of Section 203 of the Delaware General Corporation Law, which restrict the ability of a substantial stockholder to acquire the Company, may also discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

SUBORDINATION AND ABSENCE OF FINANCIAL COVENANTS

           The 5 3/4% Convertible Subordinated Notes due 2004 ("Convertible Notes") are unsecured and subordinated in right of payment in full to all existing and future indebtedness of the Company which is not expressly subordinated in right of payment to the Convertible Notes ("Senior Debt") of the Company. As a result of such subordination, in the event of any insolvency of the Company, the assets of the Company will be available to satisfy obligations on the Convertible Notes only after all Senior Debt has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding. The Indenture dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee ("Indenture") does not prohibit or limit the incurrence of Senior Debt or the incurrence of other indebtedness and other liabilities by the Company, and the incurrence of additional indebtedness and other liabilities by the Company could adversely affect the Company's ability to satisfy its obligations on the Convertible Notes. As of March 31, 1997, the Company had approximately $5.9 million of outstanding indebtedness that constituted Senior Debt. The Company anticipates that from time to time it will incur additional indebtedness, including Senior Debt. Moreover, the cash flow and consequent ability of the Company to service debt, including the Convertible Notes, may become dependent in part upon the earnings from the business conducted by the Company through subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to the Company.

           The Indenture does not contain any financial performance covenants. Consequently, the Company is not required under the Indenture to meet any financial tests such as those that measure the Company's working capital, interest coverage, fixed charge coverage or net worth in order to maintain compliance with the terms of the Indenture.

LIMITATIONS ON REPURCHASE UPON A DESIGNATED EVENT

           If a change in control were to occur or the Common Stock of the Company were not listed for trading at a U.S. stock exchange or approved for trading on an established U.S. over-the-counter trading market (each a "Designated Event"), there can be no assurance that the Company would have sufficient financial resources, or would be able to arrange financing, to pay the repurchase price for all Convertible Notes tendered by holders thereof. The Company's credit agreement with respect to its senior bank revolving credit facility prohibits the Company from repurchasing any Convertible Notes, which would constitute an event of default under such credit agreement. Any future credit agreements or other agreements relating to other indebtedness (including other Senior Debt) to which the Company becomes a party may contain similar restrictions and provisions. If the Company does not obtain a consent to any repurchase of the Convertible Notes upon a Designated Event, the Company would remain prohibited from repurchasing the Convertible Notes. Any failure by the Company to repurchase the Convertible Notes when required following a Designated Event would result in an event of default under the Indenture whether or not such repurchase is permitted by the subordination provisions of the Indenture. Any such default may, in turn, cause a default under Senior Debt of the Company. Moreover, the occurrence of a Designated Event may cause an event of default under Senior Debt of the Company. As a result, in each case, any repurchase of the Convertible Notes would, absent a waiver, be prohibited under the subordination provisions of the Indenture until the Senior Debt is paid in full.


VOLATILITY OF CONVERTIBLE NOTE AND COMMON STOCK PRICES

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


           Various factors such as changes in prevailing interest rates or changes in perceptions of the Company's creditworthiness could cause the market price of the Convertible Notes to fluctuate significantly. The trading price of the Convertible Notes could also be significantly affected by the market price of the Common Stock, which could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of technological innovations or new products by the Company, its customers or its competitors, developments in patents or other intellectual property rights, general conditions in the computer or disk drive industry and general economic and market conditions.

ITEM 2. PROPERTIES

     The Company owns a 57,776 square foot building, used for manufacturing and administration, on approximately 4.3 acres of land in Fremont, California. The Company recently completed construction of a 124,000 square foot manufacturing and administrative facility on an adjacent five acre parcel. The Company leases an adjacent 50,400 square foot building used primarily for manufacturing under a lease that expires in December 1998 with four five-year extension options. The Company also leases a nearby 60,312 square foot building used for administration, engineering and distribution, under a lease that expires in May 1999.

    The Company also owns a 106,458 square foot building, used for manufacturing and administration, on approximately 4.6 acres in Eugene, Oregon. The Company leases a nearby 14,370 square foot building used for engineering and distribution, under a lease that expires in April 2001, with a five year extension option.

     The Company's Fremont facilities, which currently account for all of its finished disk production, are located near major earthquake faults. Disruption of operations for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, could materially adversely affect the Company's business, operating results and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

    On December 16, 1996, Virgil L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., Mr. Hedgcoth alleges that certain HMT disks infringe patents allegedly owned by him (the "Hedgcoth Patents"). The complaint seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed a counterclaim seeking a declaratory judgment that the Hedgcoth Patents are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors--Intellectual Property and Proprietary Rights".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEMS 5, 6, 7, 8 AND 9.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the calendar periods indicated, the range of high and low closing sales prices, as reported on the Nasdaq National Market from March 13, 1996 through March 31, 1997.

                                                           PRICE RANGE
                                                                OF
                                                          COMMON STOCK
                                                      ---------------------
                                                       HIGH           LOW
                                                      ----------   --------
    FISCAL 1996
    Fourth Quarter (beginning March 13, 1996).......  $ 11 1/2      $ 9 7/8
    FISCAL 1997
    First Quarter...................................  $ 28 1/4      $10 1/2
    Second Quarter..................................  $ 21 3/4     $ 12 3/4
    Third Quarter...................................  $ 21 11/16   $ 12 5/8
    Fourth Quarter..................................  $ 22         $ 12 1/4



     As of June 25, 1997, there were approximately 242 holders of record of the Common Stock. On June 25, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $12.9375 per share.

                                 DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all future earnings for use in its business, and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the terms of the Company's revolving credit facility prohibit the payment of dividends without the banks' prior approval. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                  FISCAL YEAR ENDED MARCH 31,
                                                                   ----------------------------------------------------------------
                                                                      1997         1996         1995          1994           1993
                                                                   ---------    ---------     ---------     ---------     ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales .....................................................    $ 263,209    $ 194,401     $  72,893     $  64,242     $  70,987
Cost of sales .................................................      156,277      119,803        67,539        67,648        76,237
                                                                   ---------    ---------     ---------     ---------     ---------
Gross profit (loss) ...........................................      106,932       74,598         5,354        (3,406)       (5,250)
                                                                   ---------    ---------     ---------     ---------     ---------
Operating expenses:
  Research and development ....................................        5,812        3,803         3,130         2,781         2,499
  Selling, general and administrative .........................       11,803        7,774         4,230         5,115         4,725
  Recapitalization expenses ...................................         --          4,347          --            --            --
                                                                   ---------    ---------     ---------     ---------     ---------
         Total operating expenses .............................       17,615       15,924         7,360         7,896         7,224
                                                                   ---------    ---------     ---------     ---------     ---------
Operating income (loss) .......................................       89,317       58,674        (2,006)      (11,302)      (12,474)
Interest expense, net .........................................        3,329        8,578         6,915         6,001         4,806
                                                                   ---------    ---------     ---------     ---------     ---------
Income (loss) before income tax provision (benefit) and
  extraordinary debt extinguishment costs .....................       85,988       50,096        (8,921)      (17,303)      (17,280)
Income tax provision (benefit) ................................       25,400        2,590            20            22          (224)
                                                                   ---------    ---------     ---------     ---------     ---------
Net income (loss) before extraordinary debt
  extinguishment costs ........................................       60,588       47,506        (8,941)      (17,325)      (17,056)
Extraordinary debt extinguishment costs, net of
  income taxes ................................................         --          1,127          --            --            --
                                                                   ---------    ---------     ---------     ---------     ---------
Net income (loss) .............................................       60,588       46,379        (8,941)      (17,325)      (17,056)
Accretion reversal (accretion) for dividends on
Mandatorily ...................................................        1,157       (1,157)         --            --            --
                                                                   ---------    ---------     ---------     ---------     ---------
  Redeemable Series A Preferred Stock
Net income (loss) available for common stockholders ...........    $  61,745    $  45,222     $  (8,941)    $ (17,325)    $ (17,056)
                                                                   =========    =========     =========     =========     =========
Net income (loss) available for common stockholders per
share (1)
   Primary ....................................................    $    1.40    $    1.28     $   (0.26)    $   (0.50)    $   (0.49)
                                                                   =========    =========     =========     =========     =========
   Fully diluted ..............................................    $    1.35    $    1.28     $   (0.26)    $   (0.50)    $   (0.49)
                                                                   =========    =========     =========     =========     =========
Shares used in computing per share amounts (1)
   Primary ....................................................       44,185       35,224        34,822        34,822        34,822
   Fully diluted ..............................................       46,027       35,224        34,822        34,822        34,822

                                                                                              MARCH 31,
                                                                --------------------------------------------------------------------
                                                                   1997         1996          1995           1994            1993
                                                                -----------  -----------  -----------    -----------        --------
                                                                                 (DOLLARS IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) .................................      $ 71,827      $ 45,899      $(82,715)      $(71,175)      $(55,720)
Total assets ..............................................       373,389       165,786        75,936         84,104         92,432
Long-term and senior bank debt, less current
  portion .................................................          --            --           9,750         12,200         34,650
Subordinated promissory notes payable to
  stockholders ............................................          --          47,000          --             --             --
Mandatorily Redeemable Series A Preferred Stock ...........          --          60,157          --             --             --
53/4% Convertible Subordinated Notes ......................       230,000          --            --             --             --
Total stockholders' equity (deficit) ......................        95,442        19,524       (51,550)       (46,093)       (28,768)


----------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the heading entitled "Risk Factors."

OVERVIEW

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in 1988 as a subsidiary of Hitachi Metals for the purpose of acquiring certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the Xidex acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives. On November 30, 1995, the Company effected the Leveraged Recapitalization pursuant to which the Company repurchased from Hitachi Metals, then the sole stockholder of the Company, all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals, purchased Common Stock, Mandatorily Redeemable Series A Preferred Stock and subordinated promissory notes. During March and April 1996, the Company sold 9,660,000 shares of Common Stock at $10.00 per share (including exercise of the underwriters' over-allotment option) through its initial public offering. The net proceeds (after underwriter's discounts and commissions and other costs associated with the initial public offering) totaled $88.7 million. In January 1997, the Company completed a $230 million private placement of the Convertible Notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after offering costs). Proceeds from the issuance of the Convertible Notes were used to fully redeem the $59 million of Mandatorily Redeemable Series A Preferred Stock and to prepay the $47 million principal balance of the subordinated promissory notes issued pursuant to the Leverage Recapitalization plus accrued interest and to fully repay $41 million in long-term borrowings outstanding.

     Beginning in fiscal 1995, HMT's management team, many of whom had joined the Company since February 1994, refocused the strategy and operations of the Company. The new management concentrated on the 3 1/2-inch disk form factor, focused on the high-end, high-capacity segment of the disk drive market and expanded the Company's customer base. In addition, HMT implemented an extensive quality assurance program, developed proprietary manufacturing processes and optimized production capacity utilization. These changes resulted in higher production volumes, lower unit costs, and higher average selling prices primarily associated with new high-end products. As a result, the Company has increased sales and improved gross margins, achieving net income of $60.6 million for fiscal 1997 compared with a net loss of $8.9 million for fiscal 1995. The rate of improvement in the Company's operating results experienced over the past two years is not expected to continue in future periods.

     The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. The Company plans to install up to 12 additional production scale sputtering lines in this new facility. In addition, the Company completed the expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site.

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

     The Company has experienced a period of rapid expansion in its operations, including the organization and management of a significant expansion in manufacturing capacity that has placed, and may continue to place, a significant strain on the Company's management and other resources. The Company's status as a public company since its March 1996 initial public offering has placed additional demands on the Company's management, including its finance and accounting organization. The Company's ability to manage its operations effectively will require it to continue to improve its operational, financial and management information systems, and to train, motivate and manage its employees. If the Company's management is unable to manage its operations effectively, the Company's business, operating results and financial condition could be adversely affected.


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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                                                             YEAR ENDED MARCH 31,
                                                                        ------------------------------------------------------------
                                                                           1997        1996          1995         1994        1993
                                                                        ----------  ----------   -----------  -----------   --------
          CONSOLIDATED STATEMENT OF OPERATIONS DATA:
          Net sales................................................        100.0%      100.0%       100.0%       100.0%       100.0%
          Cost of sales............................................         59.4        61.6         92.7        105.3         107.4
                                                                        --------    --------     --------     --------      --------
          Gross profit (loss)......................................         40.6        38.4          7.3         (5.3)        (7.4)
          Operating expenses:
            Research and development...............................          2.2         2.0          4.3          4.3           3.5
            Selling, general and administrative....................          4.5         4.0          5.8          8.0           6.7
            Recapitalization expenses..............................           --         2.2           --           --            --
                                                                        --------    --------     --------     --------      --------
                    Total operating expenses.......................          6.7         8.2         10.1         12.3          10.2
                                                                        --------    --------     --------     --------      --------
          Operating income (loss)..................................         33.9        30.2         (2.8)       (17.6)       (17.6)
          Interest expense, net....................................          1.3         4.4          9.4          9.3           6.7
                                                                        --------    --------     --------     --------      --------
          Income (loss) before income tax provision (benefit)
            and extraordinary debt extinguishment costs............         32.6        25.8        (12.2)       (26.9)       (24.3)
          Income tax provision (benefit)...........................          9.6         1.3          0.1          0.1         (0.3)
          Extraordinary debt extinguishment costs, net of
            income taxes...........................................           --         0.6           --           --            --
                                                                        --------    --------     --------     --------      --------
          Net income (loss)........................................         23.0%       23.9%       (12.3)%      (27.0)%     (24.0)%
                                                                        =========   =========    ==========   ==========    ========

FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995

     Net Sales. Net sales were $263.2 million in fiscal 1997, $194.4 million in fiscal 1996, and $72.9 million in fiscal 1995. This represented an increase of 35.4% from fiscal 1996 to fiscal 1997, and an increase of 166.7% from fiscal 1995 to fiscal 1996. The increase in net sales in fiscal 1997 was primarily attributable to an increase in manufacturing capacity, resulting from the addition of new sputtering lines, and improved utilization of existing capacity and improved manufacturing processes, resulting in higher production volume and unit shipments. The unit sales volume increased 60% from fiscal 1996 to fiscal 1997 while average selling prices declined 16% over the same period. The increase in net sales in fiscal 1996 compared to fiscal 1995 was primarily attributable to an increase in manufacturing capacity, primarily from improved utilization of existing capacity, improved manufacturing processes, and increased yields, resulting in higher production volume and unit shipments, as well as higher average selling prices primarily associated with the sale of new high-end products. The Company anticipates that average selling prices will fluctuate with industry supply and demand. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S.
companies.

     Gross Profit. Gross margin was 40.6% in fiscal 1997, 38.4% in fiscal 1996 and 7.3% in fiscal 1995. The increases in gross margin in fiscal 1997 and fiscal 1996 were primarily a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, and the absorption of fixed costs over higher unit production volume. Production of aluminum and nickel plated substrates at the Eugene, Oregon manufacturing facility (which was acquired during the first quarter of fiscal 1997) and lower substrate and other raw material prices also contributed to a decrease in the unit cost during fiscal 1997. Increased yields in fiscal 1996, and a manufacturing disruption experienced during the last quarter of fiscal 1995 also contributed to improved margins in fiscal 1996 compared to fiscal 1995.

     Research and Development. Research and development expenses were $5.8 million, or 2.2% of net sales, in fiscal 1997, $3.8 million, or 2.0% of net sales, in fiscal 1996, and $3.1 million, or 4.3% of net sales, in fiscal 1995. Research and development expenses increased in absolute dollars in fiscal 1997 and 1996 due to an increase in headcount related to the Company's new product introductions, as well as increased efforts to expand research and to provide enabling technology elements for advanced products. The decrease of research and development expenses as a percentage of net sales in fiscal 1996 was primarily a result of the substantial increase in net sales over the same period. The Company develops manufacturing processes for new products directly on active production lines during the research and development phase, avoiding the need for substantial capital investment in dedicated research equipment. The Company anticipates that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses were $11.8 million, or 4.5% of net sales, in fiscal 1997, $7.8 million, or 4.0% of net sales, in fiscal 1996 and $4.2 million, or 5.8% of net sales, in fiscal 1995. The fiscal 1997 and fiscal 1996 increase in selling, general and administrative expenses in absolute dollars primarily reflected increased headcount necessary to support higher production volume and unit shipments. The fiscal 1996 decline in selling, general and administrative expenses as a percentage of net sales primarily reflected the increase in net sales over the same period, partially offset by an increase in the selling, general and administrative expenses in absolute dollars. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars as headcount is increased to support anticipated higher levels of production volume, although as a percentage of net sales, selling general and administrative expenses may fluctuate from period to period.

     Recapitalization Expenses. The Company effected the Leveraged Recapitalization on November 30, 1995, and recorded a $4.3 million charge for related expenses for the quarter ended December 31, 1995.

     Interest Expense, Net. Interest expense, net was $3.3 million, or 1.3% of net sales, in fiscal 1997, $8.6 million, or 4.4% of net sales, in fiscal 1996 and $6.9 million or 9.4% of net sales in fiscal 1995. The fiscal 1997 decrease was primarily a result of interest earned on excess cash balances, lower average debt balances and a $2.4 million increase in capitalized interest. The fiscal 1996 increase in absolute dollars was primarily a result of higher average debt balances and interest rates, as compared to fiscal 1995. The Company anticipates interest expense, net will increase in absolute dollars as a result of higher average debt balances (a result of the completion of the sale of the Convertible Notes in January 1997), lower invested cash balances and lower capitalized interest as construction-in-progress balances decrease.

     Provision for Income Taxes. The Company recorded income tax provisions of $25.4 million, $2.6 million and $20,000 in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 tax rate of approximately 30% reflected statutory federal and state rates, reduced primarily by benefits realized from the establishment of a foreign sales corporation, utilization of state credits and implementation of other state tax planning strategies.

     During fiscal 1996, the Company assessed the recoverability of deferred tax assets and, based on expectations about operating results for the fiscal year ending March 31, 1997 and future years, determined it was more likely than not that the entire balance of deferred tax assets would be recovered. As the facts that supported the reduction of the valuation allowance related to the period immediately following the Leveraged Recapitalization, the Company reduced its fiscal 1996 income tax expense by approximately $6.9 million to reflect the tax benefit associated with recognition of deferred tax assets at December 31, 1995. The recognition of deferred tax assets and the utilization of $12.7 million of net operating loss carryforwards produced an effective tax rate of 5.2% for fiscal 1996. Due to a loss in fiscal 1995, the Company required no federal income tax provision. The income tax provision recorded during fiscal 1995 was based upon state income taxes of Hitachi Metals allocated to the Company.

     Extraordinary debt extinguishment costs, net of income taxes. The Company repaid the balance of a senior bank term loan incurred in connection with the Leveraged Recapitalization on March 14, 1996, after completion of its initial public offering. As a result, the Company recorded a one-time non-cash charge of $1.1 million, net of income taxes, for the write-off of the portion of unamortized debt issue costs related to the senior bank term loan during fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1997 and fiscal 1996, the Company financed its cash requirements through cash from financing activities and operations. In fiscal 1995, the Company financed its cash requirements primarily through cash from operations.

     The Company's operations provided net cash of $90.7 million, $50.4 million and $8.7 million for fiscal 1997, 1996 and 1995, respectively. Cash generated during fiscal 1997 reflected net income plus depreciation and amortization, an increase in total liabilities, and the utilization of deferred tax assets, partially offset by increases in inventories and receivables. Increased sales and improved margins contributed to the positive cash flow provided by operations in each of the past two fiscal years.

     For fiscal 1997 and fiscal 1996, net cash used in investing activities was $208.2 million and $35.5 million, respectively. The Company invested $199.4 million and $39.6 million in property, plant and equipment during fiscal 1997 and fiscal 1996, respectively.

     During fiscal 1997 and 1996, net cash from financing activities was $125.9 million and $20.0 million, respectively. Cash provided by financing activities for fiscal 1997 reflects the issuance of $230.0 million in Convertible Notes, and the related redemption of $59.0 million in Series A Preferred Stock, prepayment of the $47.0 million in subordinated promissory notes, and repayment of $41.0 million in long-term borrowings, as well as the receipt of $11.7 million from the exercise of the underwriters' over-allotment option pursuant to the Company's initial public offering.

     As of March 31, 1997, the Company's principal sources of liquidity consisted of $55.1 million in cash, cash equivalents and short-term investments, and a $50.0 million unsecured revolving credit facility under which there were no borrowings. At March 31, 1997, the Company had indebtedness of $230.0 million in Convertible Notes, that require semi-annual interest payments beginning July 15, 1997. The Company expects to spend in excess of $200.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months.

     The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities will provide adequate cash to fund its operations for at least the next twelve months. While operating activities are expected to provide cash in certain periods, continued expansion of the Company's manufacturing capacity may require the Company to obtain additional sources of financing. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. The Company continues to have significant future obligations and expects that it may require additional capital to support continued expansion of the Company's manufacturing capacity and growth, if any. There can be no assurance that the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

     Recent pronouncements. During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share
(EPS) more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. While the Company studies the impact of the pronouncement, it continues to calculate EPS based on Accounting Pronouncements Board Opinion No. 15, "Earnings per Share." SFAS No. 128 will be effective for the Company's 1998 fiscal year, including interim periods, with a restatement of all prior-period EPS data presented.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required by this item are set forth on pages 39 through 55 and the related consolidated financial statement schedule is set forth on page 56.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In December 1995, the Company decided to retain Coopers & Lybrand L.L.P. as the independent accountants for the Company and dismissed Ernst & Young L.L.P., the Company's former accountants. The decision to change independent accountants was approved by the Company's Board of Directors and was made in connection with the Leveraged Recapitalization. There were no disagreements with the former accountants regarding any matters with respect to accounting principles or practices, financial statement disclosure or auditing scope or procedure through December 1995, or with respect to the Company's financial statements for the fiscal years ended March 31, 1994 and 1995. The former accountants' reports as of and for the fiscal years ended March 31, 1994 and 1995 are not a part of the consolidated financial statements of the Company included in this annual report on Form 10-K and the related consolidated financial statement schedules included elsewhere in this report. Such reports did not contain an adverse opinion or disclaimer of an opinion or qualifications as to uncertainty, audit scope or accounting principles. Prior to retaining Coopers & Lybrand L.L.P., the Company had not consulted with Coopers & Lybrand L.L.P. regarding accounting principles. However, Hitachi Metals and certain stockholders of HMT had consulted Coopers & Lybrand L.L.P. for the limited purpose of determining appropriate accounting treatment of the Leveraged Recapitalization.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on August 14, 1997 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the captions "Election of Directors-Compensation of Directors," "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption " Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

         1. Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 32.

         2. Financial Statement Schedules. See "Schedule II -- Valuation and Qualifying Accounts" included on page 49. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

         3. List of Exhibits. See Index of Exhibits included on page 52.

(b) Reports on Form 8-K:

    During the quarter ended March 31, 1997, a report on Form 8-K was filed by the Company on January 21, 1997, in which the Company reported the sale of $230 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes, due 2004.


(c) Exhibits:

    The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 52.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMT TECHNOLOGY CORPORATION

               DATE: June 27, 1997     By:   /s/ RONALD L. SCHAUER
                                          ----------------------------------
                                                  Ronald L. Schauer
                                          President, Chief Executive Officer
                                              and Chairman of the Board
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                        SIGNATURE                          TITLE                        DATE
           -----------------------------  --------------------------------------   -------------

           /s/ RONALD L. SCHAUER          President, Chief Executive Officer and   June 27, 1997
           -----------------------------  Chairman of the Board
                Ronald L. Schauer         (Principal Executive Officer)


           /s/ PETER S. NORRIS            Vice President, Finance, Chief           June 27, 1997
           -----------------------------  Financial Officer and Treasurer
                 Peter S. Norris          (Principal Financial Officer)


           /s/ BRUCE C. EDWARDS           Director                                 June 27, 1997
           -----------------------------
                Bruce C. Edwards

           /s/ NEIL M. GARFINKEL          Director                                 June 27, 1997
           -----------------------------
                Neil M. Garfinkel

           /s/ WALTER G. KORTSCHAK        Director                                 June 27, 1997
           -----------------------------
               Walter G. Kortschak

           /s/ ROBERT G. TEAL             Director                                 June 27, 1997
           -----------------------------
                 Robert G. Teal


                           HMT TECHNOLOGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

  Report of Independent Accountants.................................        33
   Consolidated Financial Statements:
     Consolidated Balance Sheets.....................................       34
     Consolidated Statements of Operations...........................       35
     Consolidated Statements of Stockholders' Equity (Deficit).......       36
     Consolidated Statements of Cash Flows...........................       37
   Notes to Consolidated Financial Statements........................       38
   Schedules:
     II-- Valuation and qualifying accounts..........................       49


                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
HMT Technology Corporation

     We have audited the consolidated financial statements and financial statement schedule of HMT Technology Corporation and its subsidiary listed in
Item 14 (a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMT Technology Corporation and its subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                  COOPERS & LYBRAND L.L.P.
San Jose, California
April 22, 1997

                           HMT TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              MARCH 31,
                                                                                      -----------------------
                                                                                         1997         1996
                                                                                      ---------    ----------
                                       ASSETS
       Current assets:
         Cash and cash equivalents.................................................   $   44,225   $   35,843
         Short-term investments....................................................       10,833           --
         Receivables-- trade, net of allowance for doubtful accounts of
            $1,055 and $612 at March 31, 1997 and 1996, respectively...............       35,771       31,070
         Other receivables.........................................................           23          357
         Inventories...............................................................       11,837        7,129
         Deposits, prepaid expenses and other assets...............................          474          879
         Deferred income taxes.....................................................        6,532        5,028
                                                                                      ----------   ----------
              Total current assets.................................................      109,695       80,306
       Construction in progress....................................................       76,433       15,745
       Property, plant and equipment, net..........................................      178,875       63,383
       Other assets................................................................        8,386        1,415
       Deferred income taxes.......................................................           --        4,937
                                                                                      ----------   ----------
              Total assets.........................................................   $  373,389   $  165,786
                                                                                      ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
         Accounts payable..........................................................   $   26,424   $   13,911
         Accrued liabilities.......................................................        8,765       16,682
         Obligations under capital leases-- current portion........................        2,679        3,814
                                                                                      ----------    ---------
              Total current liabilities............................................       37,868       34,407
       Obligations under capital leases, net of current portion....................        3,172        4,698
       Other long-term liabilities.................................................        3,562           --
       Deferred income taxes.......................................................        3,345           --
       Subordinated promissory notes payable to stockholders.......................           --       47,000
       53/4% Convertible Subordinated Notes, due 2004...............................     230,000           --
                                                                                      -----------  ----------
              Total liabilities....................................................      277,947       86,105
       Commitments (Note 6)
       Mandatorily Redeemable Series A Preferred Stock, $0.001 par value with a redemption value of $10.00 per share; authorized: 9,100,000 and
       15,000,000 shares at March 31, 1997 and March 31, 1996, respectively ;
       issued and outstanding: none and 5,900,000 shares at March 31, 1997 and
       1996, respectively..........................................................
                                                                                               --       60,157
                                                                                      -----------    ---------
       Common Stock, $0.001 par value; authorized: 100,000,000 shares;
        issued and outstanding: 41,046,360 and 38,719,178 shares at
        March 31, 1997 and 1996, respectively......................................           41           39
       Additional paid-in capital..................................................       92,084       77,913
       Retained earnings...........................................................       79,966       18,221
       Distribution in excess of basis (Note 1)....................................      (76,649)     (76,649)
                                                                                      ----------   ----------
              Total stockholders' equity...........................................       95,442       19,524
                                                                                      ----------   ----------
                 Total liabilities and stockholders' equity........................   $  373,389   $  165,786
                                                                                      ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                            YEARS ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                     1997           1996           1995
                                                                  ----------     ----------     ---------
Net sales.....................................................    $  263,209     $  194,401     $  72,893
Cost of sales.................................................       156,277        119,803        67,539
                                                                  ----------     ----------     ---------
  Gross profit................................................       106,932         74,598         5,354
Operating expenses:
  Research and development....................................         5,812          3,803         3,130
  Selling, general and administrative.........................        11,803          7,774         4,230
  Recapitalization expenses...................................           --           4,347            --
                                                                  ---------      ----------     ---------
     Total operating expenses.................................        17,615         15,924         7,360
                                                                  ----------     ----------     ---------
       Operating income (loss)................................        89,317         58,674        (2,006)
Interest expense, net.........................................         3,329          8,578         6,915
                                                                  ----------     ----------     ---------
     Income (loss) before income tax provision and
       extraordinary debt extinguishment costs................        85,988         50,096        (8,921)
Income tax provision..........................................        25,400          2,590            20
                                                                  ----------     ----------     ---------
Net income (loss) before extraordinary debt
  extinguishment costs........................................        60,588         47,506        (8,941)
Extraordinary debt extinguishment costs, net of income
  taxes of $692...............................................           --           1,127            --
                                                                  ---------      ----------     ---------
     Net income (loss)........................................        60,588         46,379        (8,941)
Accretion reversal (accretion) for dividends on Mandatorily
  Redeemable Series A Preferred Stock.........................         1,157         (1,157)           --
                                                                  ----------     ----------     ---------
Net income (loss) available for common stockholders...........    $   61,745     $   45,222     $  (8,941)
                                                                  ==========     ==========     =========
Primary net income (loss) available for common stockholders
per                                                               $     1.40     $     1.31     $   (0.26)
  share before extraordinary debt extinguishment costs........
Extraordinary debt extinguishment costs per share,
 net of income taxes..........................................           --            0.03            --
                                                                  ----------     ----------     ---------
Net income (loss) available for common stockholders per share
  Primary.....................................................        $ 1.40         $ 1.28   $     (0.26)
                                                                  ==========     ==========     =========
  Fully diluted...............................................        $ 1.35         $ 1.28   $     (0.26)
                                                                  ==========     ==========     =========
Shares used in computing net income per share
  Primary.....................................................        44,185         35,224        34,822
                                                                  ==========     ==========     =========
  Fully diluted...............................................        46,027         35,224        34,822
                                                                  ==========     ==========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                           DISTRIBUTIONS    RETAINED         TOTAL
                                       COMMON STOCK            ADDITIONAL     IN EXCESS      EARNINGS    STOCKHOLDERS'
                                --------------------------      PAID-IN     OF NET BOOK   (ACCUMULATED      EQUITY
                                   SHARES         AMOUNT        CAPITAL        VALUE         DEFICIT)      (DEFICIT)
                                -----------    -----------    -----------   -----------    -----------    -----------
Balances, April 1, 1994 .....         4,650    $    15,000             --            --   $    (61,093)   $   (46,093)
  Capital contribution ......            --             --    $     3,484            --             --          3,484
  Net loss ..................            --             --             --            --         (8,941)        (8,941)
                                -----------    -----------    -----------   -----------    -----------    -----------
Balances, March 31,  1995 ...         4,650         15,000          3,484            --        (70,034)       (51,550)
  Net income for the
    period from April 1,
    1995 through
    November  30, 1995 ......            --             --             --            --         27,001         27,001
  Distribution to
    stockholders ............        (4,650)       (15,000)        (3,484)  $   (76,649)        43,033        (52,100)
  Common Stock issued
    upon the Leveraged
    Recapitalization ........    29,656,057             30            927            --             --            957
  Initial Public Offering
    of $0.001 par value
    Common Stock, net of
    offering expenses .......     8,400,000              8         76,924            --             --         76,932
  Common Stock issued
    under Stock Option
    Plans ...................       663,121              1             62            --             --             63
  Net income for the
    period from
    December 1, 1995
    through March 31,                    --             --            --             --         19,378         19,378
    1996.....................
  Accretion for dividends
    on Mandatorily
    Redeemable Series A
    Preferred Stock .........            --             --             --            --         (1,157)        (1,157)
                                -----------    -----------    -----------   -----------    -----------    -----------
Balances, March 31, 1996 ....    38,719,178             39         77,913       (76,649)        18,221         19,524
  Over-allotment on Initial
Public Offering of $0.001
  par value .................     1,260,000              1         11,741            --             --         11,742
  Common Stock, net of
    offering expenses
  Common Stock issued under
    Employee Stock Purchase
    Plans ...................       121,744             --          1,035            --             --          1,035
  Common Stock issued
    under Stock Option ......         1,396
    Plans ...................       945,438              1          1,395            --             --
  Net income ................            --             --             --            --         60,588         60,588
  Reversal of accretion, net,
    for dividends on
    Mandatorily Redeemable
    Series A ................            --             --             --            --          1,157          1,157
                                -----------    -----------    -----------   -----------    -----------    -----------
    Preferred Stock
Balances, March 31, 1997 ....    41,046,360    $        41    $    92,084   $   (76,649)   $    79,966    $    95,442
                                ===========    ===========   ===========    ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  YEAR ENDED MARCH 31,
                                                                        -----------------------------------------
                                                                           1997            1996           1995
                                                                        ---------       ---------       ---------
Cash flows from operating activities:
Net income (loss) ................................................      $  60,588       $  46,379       $  (8,941)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization ....................................         20,839          12,291          11,492
Provision for loss on inventories ................................          3,801          (2,938)          2,536
Loss (gain) on sale or disposal of assets ........................          2,988             181             (16)
Deferred income taxes ............................................          6,778          (9,965)             --
Changes in operating assets and liabilities:
Receivables-- trade ..............................................         (4,701)        (23,539)          4,361
Other receivables ................................................            334              29             188
Inventories ......................................................         (8,509)          6,623          (2,327)
Deposits, prepaid expenses and other assets ......................            405             840              90
Accounts payable .................................................         12,513           6,940           1,776
Accrued liabilities ..............................................         (7,917)         13,573            (452)
Long term liabilities ............................................          3,562              --              --
                                                                        ---------       ---------       ---------
Net cash provided by operating activities ........................         90,681          50,414           8,707
                                                                        ---------       ---------       ---------
Cash flows from investing activities:
Expenditures for property, plant and equipment ...................       (197,395)        (39,629)         (7,317)
Purchase of short-term investments ...............................        (10,833)             --              --
Proceeds from sale of equipment ..................................             --           2,205              18
Decrease in other assets .........................................             --           1,961              12
                                                                        ---------       ---------       ---------
Net cash used in investing activities ............................       (208,228)        (35,463)         (7,287)
                                                                        ---------       ---------       ---------
Cash flows from financing activities:
Principal payments on obligations under capital leases ...........         (4,744)         (9,994)         (4,701)
Net proceeds from (repayments on) short-term borrowings ..........             --         (86,700)         26,600
Repayment of long-term notes payable .............................             --         (12,200)        (22,450)
Proceeds from long-term borrowings ...............................         41,000              --              --
Repayments on long-term borrowings ...............................        (41,000)             --              --
Proceeds from issuance of senior bank term loan ..................             --          60,000              --
Repayments on senior bank term loan ..............................             --         (60,000)             --
Financing costs ..................................................         (7,500)         (2,944)             --
Proceeds from issuance of 53/4% Convertible Subordinated Notes ..         230,000              --              --
Proceeds from (repayment of) subordinated promissory notes payable
to ...............................................................        (47,000)         47,000              --
stockholders
Distribution to stockholders .....................................             --         (52,100)             --
Proceeds from issuance of Common Stock ...........................         14,173          77,952              --
Proceeds from issuance (redemption) of Mandatorily Redeemable
Series A Preferred Stock .........................................        (59,000)         59,000              --
                                                                        ---------       ---------       ---------
Net cash provided by (used in) financing activities ..............        125,929          20,014            (551)
                                                                        ---------       ---------       ---------
Net increase in cash and cash equivalents ........................          8,382          34,965             869
Cash and cash equivalents at beginning of period .................         35,843             878               9
                                                                        ---------       ---------       ---------
Cash and cash equivalents at end of period .......................      $  44,225       $  35,843       $     878
                                                                        =========       =========       =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the period .........................      $   4,859       $   8,776       $   5,698
Cash paid for income taxes during the period .....................      $  27,925       $   3,522       $      --
Supplemental disclosure of noncash investing and
financing activities:
Machinery and equipment acquired pursuant to a capital lease .....      $   2,083       $      --       $      --
Refinancing of existing capital lease obligations ................      $      --       $  13,105       $  14,930
Accretion (accretion reversal) for dividends on Mandatorily
Redeemable
Series A Preferred Stock .........................................      $  (1,157)      $   1,157       $      --



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

   Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HMT FSC Ltd. (incorporated on February 14,
1996). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase and money market funds to be cash equivalents. The Company maintains deposits with several financial institutions in the United States. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

   Short-Term Investments

    The Company invests its excess cash in short-term, interest bearing, investment grade securities. At March 31, 1997, all such investments are designated as available-for-sale. Unrealized holding gains and losses, if any, are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification method and interest on investments is included in interest income. At March 31, 1997, short-term investments are stated at cost which approximates fair value. Short-term investments consist of interest bearing, investment grade commercial paper maturing before August 1997. There were no unrealized gains or losses on these securities as of March 31, 1997.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The Company's inventories include high-technology materials that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating reserves to reduce recorded amounts to market value, such estimates could change in the future.

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

   Other Assets

    Other assets are comprised principally of debt issue costs which are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

   Warranties

     The Company's products are generally warrantied for a period of 60 days from customer receipt. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying financial statements.

   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used for accounting for income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

   Revenue Recognition

     Revenue is generally recognized upon shipment of product to the customer. Sales are reported net of a provision for estimated product returns.

   Research and Development

     Research and development expenditures are charged to operations as incurred.

   Foreign Currency Accounting

     Substantially all of the Company's sales are denominated in U.S. dollars. Foreign currency transactions during the period are immaterial and are included in operations.

   Concentration of Risks

     Three customers accounted for 76.8% and 84.3% of accounts receivable at March 31, 1997 and 1996, respectively. Significant customers accounted for the following percentages of net sales in fiscal 1997, 1996 and 1995:

                                                            MARCH 31,
                                               ---------------------------------
                                                  1997         1996       1995
                                                --------     --------    -------

Maxtor Corporation...........................      40.7%       40.5%       73.7%
Samsung Electronics Company Limited..........      19.8         0.1         0.3
Iomega Corporation...........................      12.2         2.4          --
Western Digital Corporation..................      11.9        35.8         5.9
Micropolis Corporation.......................       8.4         9.1        11.2

     The Company sells substantially all of its production to Asian subsidiaries of U.S. companies. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses, which have been insignificant to date.

     The Company's Fremont facilities currently account for all of its finished goods production. Disruption of operations at either of the two Company's production facilities could cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

     The Company maintains its short term investments at one financial institution. The Company has not experienced material losses on any of its investments.

   Public Offering

     During March 1996, the Company sold 8,400,000 shares of Common Stock at $10.00 per share through its initial public offering ("IPO"), all of which were sold by the Company. The net proceeds (after underwriter's discounts and commissions and other costs associated with the IPO) totaled $76.9 million. On April 12, 1996, the Company sold an additional 1,260,000 shares of common stock at $10.00 per share pursuant to the underwriters' over-allotment option, resulting in net proceeds of approximately $11.7 million.

   Computation of Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common shares consist of stock options and warrants as if exercised for all periods presented. Accretion (reversal) of the Series A Preferred Stock dividend reduces (increases) earnings available for holders of Common Stock in the computation of earnings per share. Net income used in the computation of fully diluted income per share assumes the conversion of the 5 3/4% convertible subordinated notes.

     For the relevant periods, the Company has computed common and dilutive common share equivalents in determining the number of shares used in calculating earnings per share pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. SAB 83 requires the Company to include all common share equivalents issued during the 12 months preceding the filing date of an initial public offering in its calculation of the number of shares used to determine earnings per share as if shares used to determine earnings per share had been outstanding for all periods presented.

   Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short term nature. The carrying values of the Company's long term debt and Series A Preferred Stock are a reasonable estimate of their fair value based on interest rates as of March 31, 1996 for issues with similar remaining maturities.

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

   Recent Pronouncements

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS) more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. While the Company studies the impact of the pronouncement, it continues to calculate EPS based on Accounting Pronouncements Board Opinion No. 15, "Earnings per Share." SFAS No. 128 will be effective for the Company's 1998 fiscal year, including interim periods, with a restatement of all prior-period EPS data presented.

   Reclassifications

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. The reclassification has no impact on previously reported net income or stockholders' equity (deficit).


2. BALANCE SHEET DETAIL



                                              MARCH 31,
                                      -----------------------
                                        1997           1996
                                      --------       --------
                                      (DOLLARS IN THOUSANDS)
     INVENTORIES:
       Raw materials...............   $  4,307       $  1,284
       Work-in-process.............      5,843          5,123
       Finished goods..............      1,687            722
                                      --------       --------
                                      $ 11,837       $  7,129
                                      ========       ========

     Inventories reflect reserves of approximately $5.3 million and $1.5 million as of March 31, 1997 and 1996, respectively.

                                                                MARCH 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
                                                        (DOLLARS IN THOUSANDS)
PROPERTY, PLANT AND EQUIPMENT, NET:
  Land.............................................    $    4,869     $    4,636
  Building and improvements........................        80,417         13,814
  Leasehold improvements...........................        22,187         15,501
  Machinery, equipment and furniture and fixtures..       124,415         71,742
                                                       ----------     ----------
                                                          231,888        105,693
  Less accumulated depreciation and amortization...        53,013         42,310
                                                       ----------     ----------
                                                       $  178,875     $   63,383
                                                       ==========     ==========


     Construction in progress was approximately $76.4 million and $15.7 million at March 31, 1997 and 1996, respectively. Additions to construction in progress include capitalized interest of approximately $2.4 million, $278,000, and $8,000 during fiscal 1997, 1996 and 1995, respectively.

                                                 MARCH 31,
                                          -----------------------
                                             1997         1996
                                          ---------     ---------
                                           (DOLLARS IN THOUSANDS)
             ACCRUED LIABILITIES:
               Interest payable......     $   2,473     $   2,088
               Income taxes payable..            --         8,620
               Payroll related items.         2,957         1,599
               Other.................         3,335         4,375
                                          ---------     ---------
                                          $   8,765     $  16,682
                                          =========     =========


3. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with a certain stockholder and its affiliates:

                                                             MARCH 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Hitachi Metals Trading
  Purchases of raw materials..................  $ 11,139    $  8,755    $  3,044
  Sales.......................................         2          19          12
Hitachi Metals America
  Purchases of raw materials..................     1,450       2,274       1,038
Hitachi Metals Research Ltd.
  Contract research and development services..        --         514         202
Hitachi Metals Limited
  Purchases of raw materials..................        --          --          14
  Interest under capital lease obligations....        --          --         737
Hitachi Kizoku Shoji
  Sales.......................................        --          --       1,522


4. OBLIGATIONS UNDER CAPITAL LEASES

     Assets under capital lease obligations as of March 31, 1997 consist of machinery and equipment with a cost of $16.6 million and accumulated amortization of $8.5 million ($26.9 million and $10.4 million, respectively, at March 31, 1996). Minimum future lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows:

 (DOLLARS IN THOUSANDS)                                    PERIOD ENDING
                                                           MARCH 31, 1997
                                                           --------------
  1998...................................................      $ 3,206
  1999...................................................        2,827
  2000...................................................          574
                                                               -------
Minimum lease payments...................................        6,607
Less amount representing interest........................          756
                                                               -------
Present value of minimum lease payments..................        5,851
Less current portion.....................................        2,679
                                                               -------
     Capital lease obligation, net of current portion....      $ 3,172
                                                               =======

     In November 1995, in connection with the Leveraged Recapitalization, the Company entered into an agreement to refinance an existing capital lease under which the majority of assets under the existing lease plus assets with a net book value of approximately $5.0 million were conveyed to the new lessor. The appraised value of the assets conveyed to the new lessor exceeded their net book value on the date transferred. The new lease agreement, classified as a capital lease, required an initial payment of $6.1 million and 36 monthly payments of $0.2 million. Upon maturity, the Company has the option to renew the lease, purchase the equipment at fair market value, or return it to the lessor with a restocking fee.

5. DEBT

     On November 30, 1995, in connection with the Leveraged Recapitalization, the Company paid off the entire balance of short-term borrowings and long-term notes outstanding at that time. The Company partially financed the Leveraged Recapitalization through a $60.0 million senior bank term loan and $47.0 million in 12% Subordinated Notes sold to stockholders. The Subordinated Notes were repaid in full with proceeds from the sale of 5 3/4% convertible subordinated notes.

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

     On August 28, 1996, the Company amended and restated the revolving credit agreement originally entered into in 1995 pursuant to the Leveraged Recapitalization. This unsecured $50 million revolving credit agreement is with a consortium of banks and expires August 28, 1999. The credit agreement contains certain covenants relating to profitability, minimum levels of tangible net worth, limitations on additional debt, minimum levels of liquidity and prohibit the cash payment of dividends on common stock. At March 31, 1997 and 1996, the Company had no borrowings under this facility.

   Issuance of 5 3/4% Convertible Subordinated Notes

    In January, 1997 the Company completed a $230 million private placement of the Convertible Notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after estimated offering costs). Proceeds from the issuance of the Convertible Notes were used to repay the $47 million principal balance of the subordinated notes plus accrued interest and to redeem the $59 million of Series A Preferred Stock issued pursuant to the Leverage Recapitalization, and to fully repay the $41 million in long-term borrowings outstanding.

    The Convertible Notes have an interest rate of 5 3/4% payable semiannually at January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $23.75 per share, subject to adjustment in certain events, and mature January, 2004. The Convertible Notes are not redeemable prior to January 19, 2000. Thereafter the Company may redeem the Convertible Notes initially at 103.286% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. As of March 31, 1997, the fair value of the Convertible Notes, which is determined based on quoted market price, was $194.4 million.

6. COMMITMENTS

     The Company leases office and manufacturing facilities under operating lease agreements. Future minimum payments under these noncancelable operating leases are as follows:

                        PERIOD ENDING              (DOLLARS
                          MARCH 31,              IN THOUSANDS)
                     -----------------          --------------
                     1998....................       $   859
                     1999....................           720
                     2000....................           131
                     2001....................             4
                                                    -------
                                                    $ 1,714
                                                    =======

     Rent expense was approximately $0.8 million, $0.8 million and $0.9 million for the years ended March 31, 1997, 1996 and 1995, respectively.

Equipment and Facilities Purchase Commitments

     As of March 31, 1997, the Company had commitments to purchase $43.2 million and $12.5 million of equipment and facilities, respectively.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

     On November 30, 1995, in connection with the Leveraged Recapitalization, the Company issued 5,900,000 shares of Series A Preferred Stock. Dividends on the Preferred Stock were accreted based on the effective interest method from the date of issuance. During the fourth quarter of fiscal 1997, the Company redeemed the Series A Preferred Stock with proceeds from the issuance of the Convertible Notes. As a result, the Company recorded a one-time reversal of approximately $3.8 million during the fourth quarter of 1997 for cumulative accreted dividends.

     The Board of Directors is authorized without further action by the Company's stockholders, to issue 9,100,000 shares of Preferred Stock, in one or more series and to fix the rights, preferences and privileges thereof.

8. STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock-

     The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive rights or other subscription rights. All outstanding shares of Common Stock are fully paid and nonassessable. The Company has reserved 9,684,210 shares of Common Stock in the event of conversion of the Convertible Notes.

     The Company has not declared or paid cash dividends as of March 31, 1997.

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

     In January 1996, the Board of Directors adopted the 1996 Non-Employees Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to nonemployee directors of the Company (other than employees or affiliates of Summit Partners, L.P. or Hitachi Metals).

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

     In January 1996 the Board of Directors adopted the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and of nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and directors) and consultants of the Company.

     The combined maximum number of shares of Common Stock authorized to be issued pursuant to options granted under the Directors' Plan and the Incentive Plan is 3,000,000 shares.

A summary of activity under the Stock Plans is as follows:

                                                                          Outstanding Options
                                                                          ------------------------------------------

                                                                                        Aggregate   Weighted Average
                              Available for      Number of                              Exercise      Exercise Price
                              Grant              Options          Per Share             Price              Per Share
--------------------------------------------------------------------------------------------------------------------
Authorized                     15,400,000                 -
Granted                       (12,284,150)       12,284,150       $  0.03  -   10.00    $ 1,566,837           $ 0.13
Cancellations                      15,306           (15,306)               - $  0.03    $      (493)          $ 0.03
Exercised                      (8,351,121)                        $  0.03  -   10.00    $  (311,497)          $ 0.04
                              --------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1996        3,131,156         3,917,723       $  0.03  -   10.00    $ 1,254,847           $ 0.32
Granted                          (556,700)          556,700       $ 15.81  -   16.25    $ 8,911,396           $16.01
Cancellations                     224,088          (224,036)                            $(1,752,432)          $ 7.87
Exercised                        (945,438)                        $  0.097 - $  8.50    $   (48,022)          $ 0.05
                              --------------------------------------------------------------------------------------
BALANCES, MARCH 31, 1997        2,797,136         3,304,949       $  0.03  -   18.50    $8,365,789            $ 2.53


     Upon grant, 1,550,000 options vested immediately and were exercised. During fiscal 1997 and 1996, an additional 373,612 and 1,464,048 options vested upon achievement of certain other performance goals, respectively. The majority of remaining outstanding options will vest ratably over a four year period. Of the options to purchase 12,284,150 shares granted to all optionees, options to purchase 8,339,000 shares were exercised pursuant to early exercise provisions contained in the holders' stock option agreements. As of March 31, 1997, 3,200,045 shares of Common Stock exercised pursuant to early exercise provisions were subject to repurchase at prices ranging from $0.03 to $0.10 per share upon termination of employment. The options expire no later than ten years after the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation cost for the 1996 Plan been determined based on the fair value at the grant date for the options granted in fiscal 1997 consistent with the provisions of SFAS 123, the Company's net income for fiscal 1997 would have been reduced to the pro forma amounts indicated below:

                                         1997           1996
----------------------------------------------------------------
Net income - as reported               $61,744        $45,222
Net income - pro forma                 $60,348        $44,876

Earnings per share - as reported
Primary                                $  1.40        $  1.28
Fully Diluted                          $  1.35        $  1.28
Earnings per share - pro forma
Primary                                $  1.37        $  1.27
Fully Diluted                          $  1.31        $  1.27


The fair value of each option grant for the 1996 Plan is estimated on the date of the grant using the Black- Scholes option-pricing model with the following weighted average assumptions:


---------------------------------------------------------
Risk-free interest   rate          5.36% - 5.53%
Expected life                               2-5 years
Expected volatility                        0.77
Expected dividend                          $  -


The weighted average expected life was calculated based on the vesting period and the anticipated exercise behavior of the employees.

The following table summarizes the stock options outstanding at March 31, 1997:


                                 Options Outstanding                          Options Exercisable
                   -------------------------------------------------    ------------------------------
                                   Weighted Average     Weighted                              Weighted
   Range of           Number          Remaining          Average           Number              Average
Exercise Prices    Outstanding     Contractual Life   Exercise Price    Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------
$0.03 -  $0.10       2,725,699           8.68             $    0.04     279,151               $   0.04
    $    10.00         103,750           8.95             $   10.00      25,000               $  10.00
    $    13.13          33,000           9.29             $   13.13           -               $      -
    $    13.38          79,000           9.88             $   13.38           -               $      -
    $    14.50          68,200           9.34             $   14.50           -               $      -
    $    14.88          31,300           9.24             $   14.88           -               $      -
    $    15.00          10,000           9.70             $   15.00           -               $      -
    $    16.25         250,000           9.77             $   16.25           -               $      -
    $    18.50           4,000           9.47             $   18.50           -               $      -
----------------    ----------           ----             ---------     --------        --------------
$0.03 - $18.50       3,304,949           8.83             $    2.53      304,151              $   0.86


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

9. INCOME TAXES

     The provision for income taxes consists of the following:

                                    YEAR ENDED MARCH 31,
                             --------------------------------
                                1997         1996       1995
                             ---------    ---------     -----
                                   (DOLLARS IN THOUSANDS)
           Current:
             Federal.......  $  22,046    $  10,095        --
             State.........         65        2,460     $  20
           Deferred:
             Federal.......      3,289       (9,291)       --
             State.........        --          (674)       --
                             ---------    ---------     -----
                             $  25,400    $   2,590     $  20
                             =========    =========     =====

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                   YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                               1997        1996      1995
                                                            --------    --------   --------
Income tax provision (benefit) at statutory rate.....           35.0%       35.0%     (34.0)%
                                                            --------    --------   --------
Net operating loss benefit...........................             --          --       34.0
Benefit of foreign sales corporation.................           (4.1)       (1.0)        --
State income taxes...................................            3.2         2.6        0.2
Benefit of operating losses..........................            --        (25.5)        --
State credits........................................           (3.2)        --          --
Other................................................           (1.4)        7.4         --
Change in valuation allowance........................            --        (13.3)        --
                                                           --------     --------   --------
     Effective tax rate..............................           29.5%        5.2%       0.2%
                                                            ========    ========   ========

     The components of the deferred tax assets and liabilities are as follows:

                                                  YEAR ENDED MARCH 31,
                                                ------------------------
                                                  1997            1996
                                                ---------       --------
                                                 (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accrued vacation........................      $    405        $    330
  State credits...........................           148              --
  Inventory reserve.......................         2,447             953
  Depreciation............................            --             873
  Allowances and other accrued liabilities         3,437           3,650
  Net operating loss carryforward.........         3,686           4,159
                                                --------        --------
     Total deferred tax assets............        10,123           9,965
Deferred tax liabilities:
  Depreciation............................        (6,936)             --
                                                --------        --------
Less valuation allowance..................            --              --
                                                --------        --------
     Net deferred tax assets..............      $  3,187        $  9,965
                                                ========        ========


     Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized.

     At March 31, 1997, the Company had federal net operating loss carryforwards of approximately $10.5 million available to offset future taxable income. These net operating loss carryforwards expire in the years 2008 to 2010. Because the Leveraged Recapitalization caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss carryforwards from November 30, 1995 is limited to a specified dollar amount each year.

     Prior to the Leveraged Recapitalization, the Company was a member of a combined group for California tax reporting purposes and began to report on a single entity basis after the Leveraged Recapitalization. The Company's current state provision for the year ended March 31, 1996 represents its share of the combined group's California tax liability through November 30, 1995, plus its California tax liability for the period from December 1, 1995 through March 31, 1996, computed on a single entity basis.

10. 401(K) PLAN

     The Company has a deferred tax savings 401(k) plan and generally matches 50% of employee contributions up to 4% of gross salaries. The employer contributions do not vest until the employee's second year of service, at which time the contributions vest 100%. All employees employed for at least six months are eligible to participate under the plan. The Company contributed to the plan approximately $0.7 Million, $0.3 million, $0.2 million in fiscal 1997, 1996 and 1995, respectively.

11. UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following quarterly financial information should be read in conjunction with Note 1.

                                                                         YEAR ENDED MARCH 31, 1997
                                                             ----------------------------------------------
                                                              FIRST       SECOND        THIRD       FOURTH
                                                             QUARTER      QUARTER      QUARTER      QUARTER
                                                             -------      -------      -------      -------
      (In thousands, except per share data)
Net sales .............................................      $76,420      $62,080      $61,243      $63,466
Gross profit ..........................................       32,406       26,717       24,872       22,937
Operating income ......................................       28,110       22,708       20,325       18,174
Net income ............................................       16,778       17,501       13,983       12,326
Net income available for common stockholders ..........       15,895       16,605       13,074       16,171
Net income (loss) available for common stockholders per
share
  Primary .............................................      $  0.36      $  0.38      $  0.30      $  0.37
  Fully diluted .......................................      $  0.36      $  0.38      $  0.30      $  0.32
Shares used in computing net income per share
  Primary .............................................       44,015       44,205       44,229       44,291
  Fully diluted .......................................       44,015       44,205       44,229       51,660



                                                                         YEAR ENDED MARCH 31, 1996
                                                             ----------------------------------------------
                                                              FIRST       SECOND        THIRD       FOURTH
                                                             QUARTER      QUARTER      QUARTER      QUARTER
                                                             -------      -------      -------      -------
        (In thousands, except per share data)
Net sales .............................................      $28,589      $44,422      $56,346      $65,044
Gross profit ..........................................        6,618       17,215       23,546       27,219
Operating income ......................................        4,429       14,797       15,959       23,489
Net income ............................................        2,567       12,320       19,912       11,580
Net income available for common stockholders ..........        2,567       12,320       19,912       10,423
Net income (loss) available for common stockholders
per share Primary .....................................      $  0.07      $  0.35      $  0.57      $  0.29
  Fully diluted .......................................      $  0.07      $  0.35      $  0.57      $  0.29
Shares used in computing net income per share
  Primary .............................................       34,822       34,822       34,822       36,431
  Fully diluted .......................................       34,822       34,822       34,822       36,431


Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules.

                                   SCHEDULE II

                           HMT TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                       BEGINNING     COSTS AND       OTHER                        END
         ACCOUNT DESCRIPTION           OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
-----------------------------------  ------------  ------------  ------------  ------------  -----------
Year ended March 31, 1995
  Provision for loss on inventory..    $  1,920       $ 5,045           ---      $ (2,509)     $  4,456
  Allowance for doubtful accounts
     receivable....................         120          (135)           --          (152)          137
Year ended March 31, 1996
  Provision for loss on inventory..       4,456           635            --        (3,573)        1,518
  Allowance for doubtful accounts
     receivable....................         137           450            --            25           612
Year ended March 31, 1997
  Provision for loss on inventory..       1,518         3,865           ---           (63)        5,320
  Allowance for doubtful accounts
     receivable....................         612            60         $ 400           (17)        1,055

                                INDEX OF EXHIBITS


 EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
 -------                         -----------------------
    2.1      Recapitalization Agreement by and among the Company and the Investors listed on Exhibit A thereto dated October 31, 1995.(1)
    2.2      Redemption Agreement by and between the Company and Hitachi Metals, dated November 30, 1995.(1)
    3.2      Restated Certificate of Incorporation, dated March 27, 1997.
    3.3      Bylaws of the Registrant.(1)
    4.1      Reference is made to Exhibits 3.2 through 3.3.(1)
    4.2      Specimen stock certificate.(1)
    4.3      Intentionally Blank
    4.4      Intentionally Blank
    4.5      Form of Restricted Global Convertible Subordinated Note due 2004 (2)
    4.6      Form of Unrestricted Global Convertible Subordinated Note due 2004 (2)
    4.7      Form of Certificated Convertible Subordinated Note due 2004 (2)
    4.8      Indenture, dated as of January 15, 1997, between HMT Technology
             Corporation (the "Company") and State Street Bank and Trust Company of
             California, N.A., as Trustee. (2)
    4.9      Registration Agreement, dated as of January 15, 1997, among the Company,
             Salomon Brothers, Alex Brown & Sons Incorporated, Hambrecht & Quist LLC
             and Robertson, Stephens & Company LLC (collectively, the "Initial
             Purchasers"). (2)
    4.10     Purchase Agreement, dated January 15, 1997, between the Company and the
             Initial Purchasers. (2)
    4.11     Amended and Restated Revolving Credit Agreement, dated as of August 28,
             1996. (2)
    4.12     First Amendment to Amended and Restated Revolving Credit Agreement, dated
             January 14, 1997. (2)
   10.1      Lease Agreement between the Company and Sun Life Assurance Company of
             Canada, dated January 5, 1989, as amended.(1)
   10.2      Sublease Agreement between the Company and McKenzie Socket Technology, dated December 22, 1992, as amended.(1)
   10.3      Lease Agreement between the Company and Amorok/Wells Venture, dated
             August 15, 1990, as amended.(1)
   10.4      Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.(1)
   10.5      Registrant's 1995 Stock Option Plan (the "1995 Plan").(1)
   10.6      Form of Incentive Stock Option under the 1995 Plan.(1)
   10.7      Form of Early Exercise Agreement under the 1995 Plan.(1)
   10.8      Registrant's 1995 Management Stock Option Plan (the "Management
             Plan").(1)
   10.9      Form of Incentive Stock Option under the Management Plan.(1)
   10.10     Form of Early Exercise Agreement under the Management Plan.(1)
   10.11     Registrant's 401(k) Profit Sharing Plan.(1)
   10.12     Revolving Credit and Term Loan Agreement by and among the Company,
             First National Bank of Boston and Banque Paribas, dated November 30,
             1995 (the "Credit Agreement").(1)
   10.12.1   First Amendment to the Credit Agreement dated February 22, 1996.
   10.12.2   Second Amendment to the Credit Agreement dated March 31, 1996.
   10.12.3   Third Amendment to the Credit Agreement dated August 28, 1996.
   10.14     Warrant Purchase Agreement by and among the Company, First National
             Bank of Boston and Banque Paribas dated November 30, 1995.(1)
   10.15     Example of Common Stock Purchase Warrant dated November 30,
             1995.(1)
   10.16     Example of Subordinated Promissory Note dated November 30, 1995.(1)
   10.17     Master Lease Agreement by and between the Company and Comdisco, dated
             November 30, 1995.(1)
   10.18     Investor Rights Agreement by and among the Company, certain of the
             Company's officers, and the Investors listed on Exhibit A of the
             Recapitalization Agreement, dated November 30, 1995.(1)
   10.20     Registrant's 1996 Equity Incentive Plan (the "Incentive Plan").(1)
   10.21     Form of Incentive Stock Option under the Incentive Plan.(1)
   10.22     Form of Non-statutory Stock Option under the Incentive Plan.(1)
   10.23     Registrant's Employee Stock Purchase Plan.(1)
   10.24     Registrant's Non-Employee Directors' Stock Option Plan (the "Directors'
             Plan").(1)
   10.25     Form of Non-Statutory Stock Option under the Directors' Plan.(1)

 10.26       Registrant's Executive Severance Plan.(1)
 11.1        Statement Regarding Calculation of Net Income (loss) per share.
 16.1        Letter from Ernst & Young LLP regarding change in certifying accountant.(1)
 23.1        Consent of Coopers & Lybrand L.L.P.
 23.2        Consent of Cooley Godward LLP (included in Exhibit
             5.1).
 24.1        Power of Attorney.  Reference is made to page 31.
 27.1        Financial Data Schedule
 99.1        Press Release, titled "HMT Technology Corporation Announces Completion of
             Private Placement of Convertible Subordinated Notes," dated January
             22,1997. (2)


----------

(1)  Previously filed in Registration Statement No. 333-450.

(2)  Previously filed in Form 8-K, dated as of January 21, 1997