Form 10-Q
period 1997-06-30
HMT TECHNOLOGY CORP
filed 1997-07-29
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 1997

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

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---


As of July 23, 1997, 41,296,187 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



PART I       FINANCIAL INFORMATION                                              Page

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1997
                and March 31, 1997................................................3

             Condensed Consolidated Statements of Operations for the
                three months ended June 30, 1997 and 1996.........................4

             Condensed Consolidated Statements of Cash Flows for the
                three months ended June 30, 1997 and 1996.........................5

             Notes to Condensed Consolidated Financial Statements.................6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................7


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................10

             Signatures..........................................................11

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                          JUNE 30,      MARCH 31,
                                                                            1997          1997
                                                                        -----------     ---------
                                ASSETS                                  (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents.......................................         $37,391       $44,225
  Short-term investments..........................................           8,965        10,833
  Receivables, net................................................          40,281        35,794
  Inventories.....................................................          16,734        11,837
  Deposits, prepaid expenses and other assets.....................           1,091           474
  Deferred income taxes...........................................           6,532         6,532
                                                                          --------      --------
          Total current assets....................................         110,994       109,695

Construction in progress..........................................          83,450        76,433
Property, plant and equipment, net................................         203,553       178,875
Other assets......................................................           8,255         8,386
                                                                          --------      --------
          Total assets............................................        $406,252      $373,389
                                                                          ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................         $27,888       $26,424
  Accrued liabilities.............................................          19,421         8,765
  Obligations under capital leases -- current portion.............           2,172         2,679
                                                                          --------      --------
          Total current liabilities...............................          49,481        37,868

Long-term liabilities.............................................           8,962         3,562
Convertible subordinated promissory notes.........................         230,000       230,000
Obligations under capital leases, net of current portion..........           2,604         3,172
Deferred tax liability, long term.................................           3,345         3,345
                                                                          --------      --------
          Total liabilities.......................................         294,392       277,947

Common Stock......................................................              41            41
Additional paid-in capital........................................          93,161        92,084
Retained earnings ................................................          95,307        79,966
Distribution in excess of basis...................................         (76,649)      (76,649)
                                                                          --------      --------
     Total stockholders' equity...................................         111,860        95,442
                                                                          --------      --------
          Total liabilities and stockholders' equity..............        $406,252      $373,389
                                                                          ========      ========



                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ---------------------
                                                           1997         1996
                                                         -------       -------
                                                              (Unaudited)

Net sales ........................................       $76,837       $76,420
Cost of sales ....................................        47,476        44,014
                                                         -------       -------
  Gross profit ...................................        29,361        32,406
Operating expenses:
  Research and development .......................         1,902         1,260
  Selling, general and administrative ............         3,818         3,036
                                                         -------       -------
     Total operating expenses ....................         5,720         4,296

Operating income .................................        23,641        28,110
Interest expense, net ............................         1,685         1,048
                                                         -------       -------
Income before income tax provision ...............        21,956        27,062
Income tax provision .............................         6,587        10,284
                                                         -------       -------
     Net income ..................................       $15,369       $16,778
Accretion for dividends on Mandatorily
  Redeemable Series A Preferred Stock ............             -          (883)
                                                         -------       -------
Net income available for common stockholders .....       $15,369       $15,895
                                                         =======       =======
Net income available for common
  stockholders per share
     Primary .....................................       $  0.35       $  0.36
                                                         =======       =======
     Fully diluted ...............................       $  0.31       $  0.36
                                                         =======       =======

Shares used in computing per share amounts
     Primary .....................................        44,121        44,015
                                                         =======       =======
     Fully diluted ...............................        53,805        44,015
                                                         =======       =======




                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           ------------------------
                                                             1997            1996
                                                           --------        --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................       $ 15,369        $ 16,778
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization .................          8,080           4,411
     Deferred income taxes .........................              -               -
     Loss on disposal of assets ....................              -           2,988
     Net Change in operating assets and liabilities.          7,489          (6,332)
                                                           --------        --------
          Net cash provided by operating activities.         30,938          17,845
                                                           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...        (39,760)        (21,741)
  Maturities of short-term investments .............          1,868               -
  Decrease in other assets .........................            116              47
                                                           --------        --------
          Net cash used in investing activities ....        (37,776)        (21,694)
                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................         (1,075)         (1,013)
  Net proceeds from long-term borrowings ...........              -               -
  Proceeds from issuance of Common Stock ...........          1,079          12,194
                                                           --------        --------
          Net cash provided by financing activities.              4          11,181
                                                           --------        --------
  Net increase (decrease) in cash and cash
   equivalents ......................................        (6,834)          7,332
  Cash and cash equivalents at beginning of period ..        44,225          35,843
                                                           --------        --------
  Cash and cash equivalents at end of period ........      $ 37,391        $ 43,175
                                                           ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period .........       $    783        $  1,564
  Cash paid for income taxes during the period .....       $      -        $  5,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Accretion for dividends on Mandatorily Redeemable
     Series A Preferred Stock ......................       $      -        $    883




                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

   The accompanying consolidated financial statements have been prepared by the Company without an audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

   Operating results for the quarter ended June 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full fiscal year.

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

  Inventories

   Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                                             JUNE 30,      MARCH 31,
                                                              1997           1997
                                                             -------        -------
                                                                 (IN THOUSANDS)
Raw materials.........................................        $6,231         $4,307
Work-in-process.......................................         6,298          5,843
Finished goods........................................         4,205          1,687
                                                             -------        -------
                                                             $16,734        $11,837
                                                             =======        =======


2. SUBSEQUENT EVENT

   On July 24, 1997, the Company filed a registration statement with the Securities and Exchange Commission covering the proposed sale and issuance of 1,150,000 shares of the Company's common stock (including 150,000 shares subject to the underwriters' over-allotment option) and the sale of 10,350,000 shares of the Company's common stock on behalf of certain selling stockholders (including 1,350,000 shares subject to the underwriters' over-allotment option).

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This Discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described in the Company's Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.


OVERVIEW

   HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations.

   The Company derives substantially all of its sales from the sale of thin film disks to a small number of customers. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. At any one time the Company typically supplies disks in volume for fewer than twelve disk drive products.

RESULTS OF OPERATIONS

NET SALES THREE MONTHS ENDED JUNE 30, 1996 AND 1997

   Net sales increased 0.5% in the three months ended June 30, 1997 to $76.8 million, representing an increase of $417,000 compared to the three months ended June 30, 1996. Unit sales volume increased 32.9% during the three months ended June 30, 1997, while average selling prices declined 26.3%, compared to the three months ended June 30, 1996. The increase in unit sales volume during the three months ended June 30, 1997 was primarily attributable to an increase in manufacturing capacity, a result of the Company's facility expansion and the installation of additional sputtering lines. Five additional sputtering lines were brought into service during the nine months ended March 31, 1997, and two were brought into service during the three months ended June 30, 1997. Improved utilization of existing capacity, as well as improved manufacturing processes, also contributed to higher production volume and unit shipments. The ability to increase revenue will depend upon an increase in overall unit production volume.

   During the three months ended June 30, 1997, three customers individually accounted for at least ten percent of consolidated net sales: Iomega Corporation (32.1%), Samsung Electronics Company Limited (27.7%), and Western Digital Corporation (18.7%). During the three months ended June 30, 1996, three customers accounted for at least ten percent of consolidated net sales: Maxtor Corporation (43.3%), Western Digital (17.5%) and Iomega (15.6%). The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

   Gross Profit. Gross margin was 38.2% for the three months ended June 30, 1997, compared with 42.4% for the three months ended June 30, 1996. The decline in gross margin during the three months ended June 30, 1997 was a result of the 26.3% decline in average selling prices versus the comparable period in fiscal 1997, offset in part by decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, and the absorption of fixed costs over higher unit production volume. Production of substrates at the Eugene, Oregon manufacturing facility (which was acquired during the three months ended June 30, 1996) and lower substrate and other raw material prices also contributed to decreases in unit costs in the three months ended June 30, 1997 compared to comparable three month period in fiscal 1997.

   Research and Development. Research and development expenses increased $642,000 in the three months ended June 30, 1997, compared to the same period in 1996. Research and development expenses increased primarily due to an increase in headcount related to the Company's new product introductions and expanded research efforts to support the Company's overall capacity expansion.

   Selling, General and Administrative. Selling, general and administrative expenses increased $782,000 in the three months ended June 30, 1997, compared to the same period in the prior fiscal year. The increase in selling, general and administrative expenses primarily reflected the increased headcount necessary to support higher production volume and unit shipments. The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, and anticipated higher levels of production volume and unit shipments, although, as a percentage of net sales, operating expenses may fluctuate from period to period.

   Interest Expense, Net. Net interest expense increased $637,000 during the three months ended June 30, 1997, compared to the same period in fiscal 1997, a result of the increased debt balance, partially offset by the $1.4 million in interest that was capitalized during the same period.

   Provision for Income Taxes. For the three months ended June 30, 1997, the Company recorded income taxes at its estimated annual effective tax rate of 30%. During the three months ended June 30, 1996, income taxes were recorded at a rate of 38%, reflecting the estimated annual rate at that time.

   The Company's operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, the Company's operating results in any quarter may not be indicative of its future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by the Company or its competitors; timing of product announcements by the Company, its customers or its competitors; order cancellations, modifications and quantity adjustments and shipment rescheduling; changes in product mix; manufacturing yields; the level of utilization of the Company's production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecasted with certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its revenues.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased by $6.8 million to $37.4 million at June 30, 1997 from March 31, 1997. Cash flows from operations were $30.9 million for the three-month period ended June 30, 1997 as compared to $17.8 million in the comparable period of 1996. Cash generated during the three months ended June 30, 1997 reflected net income plus depreciation and amortization, as well as an increase in accounts payable and current and long-term liabilities, partially offset by increases in receivables and inventories. Increased sales and improved margins contributed to the increase in positive cash flow provided by operations during the three months ended June 30, 1998.

   The Company invested $39.8 million and $21.7 million in property, plant and equipment during the first three months ended June 30, 1997 and 1996, respectively. The Company currently expects to spend in excess of $200 million during calendar 1998 for expansion of production capacity, a substantial majority of which will be spent on the Company's Fremont, California facility.

   Cash provided by financing activities for the first three months of fiscal 1998 reflected $1.1 million in cash received for employee stock purchases options, offset by $1.1 million in principal payments on capital leases.

   As of June 30, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the full balance of the unsecured $50 million revolving credit facility.

   The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion through the end of fiscal 1998. If it were to accelerate or increase the scope of its facilities expansion, the Company could require additional capital prior to that time. The Company will continue to have significant future obligations and expects that it could require additional capital to support future growth, if any. The Company may not be able to obtain additional financing as needed on acceptable terms or at all. If the Company is unable to obtain sufficient capital, it could be required to modify its planned capital expenditures and research and development expenditures, which could materially adversely affect the Company's future operations and competitive position. Moreover, the Company's need to raise additional capital through the issuance of securities may result in additional dilution to earnings per share.

PART II OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.
-----------
11.1           Statement Regarding Computation of Net Income per Share.

27.1           Financial Data Schedule.



(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)


Date:    July 29, 1997       BY:  /s/ Peter S. Norris
     -----------------            ------------------------------------
                                            Peter S. Norris
                                            Vice President, Finance and
                                            Chief Financial Officer


Date:   July 29, 1997        BY:  /s/ Ronald L. Schauer
     -----------------            ------------------------------------
                                            Ronald L. Schauer
                                            President and
                                            Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

  11.1              Statement Regarding Computation of Net Income per Share.

  27.1              Financial Data Schedule