Form 10-Q/A
period 1997-06-30
HMT TECHNOLOGY CORP
filed 1997-08-11
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                Amendment No. 1
                                  FORM 10-Q/A

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

The undersigned registrant hereby amends and restates its Report on Form 10-Q for the quarterly period ended June 30, 1997 in its entirety, as set forth herein. The purpose of this filing is to change the reference to "calendar 1998" in the second paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" to "fiscal 1998."

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

   The Company invested $39.8 million and $21.7 million in property, plant and equipment during the first three months ended June 30, 1997 and 1996, respectively. The Company currently expects to spend in excess of $200 million during fiscal 1998 for expansion of production capacity, a substantial majority of which will be spent on the Company's Fremont, California facility.

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


Date:  August 11, 1997        BY:  /s/ Peter S. Norris
     -----------------            ------------------------------------
                                            Peter S. Norris
                                            Vice President, Finance and
                                            Chief Financial Officer


Date:  August 11, 1997        BY:  /s/ Ronald L. Schauer
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