Form 10-K/A
period 1997-03-31
HMT TECHNOLOGY CORP
filed 1997-09-04
CIK 1005967

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1



                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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


     The undersigned registrant hereby amends and restates its report on Form 10-K for the fiscal year ended March 31, 1997 in its entirety, as set forth herein. The purpose of this filing is to correct the column spacing on certain tables in the financial statements.


                      DOCUMENTS INCORPORATED BY REFERENCE


     The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement, filed with the Commission on July 8, 1997.


================================================================================

                           HMT TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                                          PAGE
                                                                                          ----
                                            PART I

Item  1.   Business.....................................................................    1
Item  2.   Properties...................................................................   20
Item  3.   Legal Proceedings............................................................   21
Item  4.   Submission of Matters to a Vote of Security Holders..........................   21

                                           PART II

Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters....   22
Item  6.   Selected Consolidated Financial Data.........................................   23
Item  7.   Management's Discussion and Analysis of Consolidated Financial Condition and
           Results of Operations........................................................   24
Item  8.   Consolidated Financial Statements and Supplementary Data.....................   28
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................   28

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   29
Item 11.   Executive Compensation.......................................................   29
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   29
Item 13.   Certain Relationships and Related Transactions...............................   29

                                           PART IV

Item 14.   Exhibits, Consolidated Financial Statement Schedules and Reports on Form
           8-K..........................................................................   30

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

  Disk Drive Technology

     The basic elements of the disk drive, sized to fit various industry form factors, have remained essentially the same since hard disk drives were first introduced. The principal components of a hard disk drive are disks, heads, spindle and actuator mechanics and electronics. Each disk drive typically contains from one to ten disks that are attached to a spindle/motor assembly within a sealed enclosure. The electronics control the spinning of the disk, the positioning of the head and the writing and retrieval of data stored on the disk. The recording head is a small magnetic transducer that, when the disk is spinning, "flies" just above the disk surface. Data are written on circumferential tracks on the disk when the electronic channel sends current pulses to the head. The head converts these pulses to magnetic fields that cause the magnetic layer within the disk and under the recording head to become magnetized, oriented in the direction of the head's magnetic field. Reversing the current in the head reverses the direction of the magnetic field on the disk. During the read-back process, as the head scans over the disk, magnetic flux from the disk's magnetic layer is picked up by the head and induces an electrical current which is converted into voltage. The output signal voltage is then transformed into digital data by the read channel electronics. The following diagram illustrates the principal components of a typical hard disk drive:

       [DIAGRAM -- of a typical hard disk drive with arrows identifying key components: disk, spindle, recording head, and electronics.]

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

CUSTOMERS, SALES AND SUPPORT

     The Company sells its products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to the Company's principal customers in fiscal 1997, fiscal 1996 and fiscal 1995:

                                                                FISCAL     FISCAL     FISCAL
                                                                 1997       1996       1995
                                                                ------     ------     ------
        Maxtor................................................   40.7%      40.5%      73.7%
        Samsung...............................................   19.8        0.1        0.3
        Iomega................................................   12.2        2.4         --
        Western Digital.......................................   11.9       35.8        5.9

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

     On December 16, 1996, Virgil L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., Mr. Hedgcoth alleges that certain HMT disks infringe patents allegedly owned by him (the "Hedgcoth Patents"). The complaint seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed a counterclaim seeking a declaratory judgment that the Hedgcoth Patents are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors -- Intellectual Property and Proprietary Rights" .

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

ITEM 3. LEGAL PROCEEDINGS

     On December 16, 1996, Virgil L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., Mr. Hedgcoth alleges that certain HMT disks infringe patents allegedly owned by him (the "Hedgcoth Patents"). The complaint seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed a counterclaim seeking a declaratory judgment that the Hedgcoth Patents are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors -- Intellectual Property and Proprietary Rights".

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

                                                                      PRICE RANGE OF
                                                                       COMMON STOCK
                                                                     ----------------
                                                                     HIGH         LOW
                                                                     ----         ---
        FISCAL 1996
          Fourth Quarter (beginning March 13, 1996)................  $11  1/2     $ 9 7/8

        FISCAL 1997
          First Quarter............................................  $28  1/4     $10 1/2
          Second Quarter...........................................  $21  3/4     $12 3/4
          Third Quarter............................................  $21 11/16    $12 5/8
          Fourth Quarter...........................................  $22          $12 1/4

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          FISCAL YEAR ENDED MARCH 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $263,209   $194,401   $ 72,893   $ 64,242   $ 70,987
Cost of sales...............................   156,277    119,803     67,539     67,648     76,237
                                              --------   --------   --------   --------   --------
Gross profit (loss).........................   106,932     74,598      5,354     (3,406)    (5,250)
                                              --------   --------   --------   --------   --------
Operating expenses:
  Research and development..................     5,812      3,803      3,130      2,781      2,499
  Selling, general and administrative.......    11,803      7,774      4,230      5,115      4,725
  Recapitalization expenses.................        --      4,347         --         --         --
                                              --------   --------   --------   --------   --------
          Total operating expenses..........    17,615     15,924      7,360      7,896      7,224
                                              --------   --------   --------   --------   --------
Operating income (loss).....................    89,317     58,674     (2,006)   (11,302)   (12,474)
Interest expense, net.......................     3,329      8,578      6,915      6,001      4,806
                                              --------   --------   --------   --------   --------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................    85,988     50,096     (8,921)   (17,303)   (17,280)
Income tax provision (benefit)..............    25,400      2,590         20         22       (224)
                                              --------   --------   --------   --------   --------
Net income (loss) before extraordinary debt
  extinguishment costs......................    60,588     47,506     (8,941)   (17,325)   (17,056)
Extraordinary debt extinguishment costs, net
  of income taxes...........................        --      1,127         --         --         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................    60,588     46,379     (8,941)   (17,325)   (17,056)
Accretion reversal (accretion) for dividends
  on Mandatorily Redeemable Series A
  Preferred Stock...........................     1,157     (1,157)        --         --         --
                                              --------   --------   --------   --------   --------
Net income (loss) available for common
  stockholders..............................  $ 61,745   $ 45,222   $ (8,941)  $(17,325)  $(17,056)
                                              ========   ========   ========   ========   ========
Net income (loss) available for common
  stockholders per share(1)
  Primary...................................  $   1.40   $   1.28   $  (0.26)  $  (0.50)  $  (0.49)
                                              ========   ========   ========   ========   ========
  Fully diluted.............................  $   1.35   $   1.28   $  (0.26)  $  (0.50)  $  (0.49)
                                              ========   ========   ========   ========   ========
Shares used in computing per share
  amounts(1)
  Primary...................................    44,185     35,224     34,822     34,822     34,822
  Fully diluted.............................    46,027     35,224     34,822     34,822     34,822

                                                                   MARCH 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)...................  $ 71,827   $ 45,899   $(82,715)  $(71,175)  $(55,720)
Total assets................................   373,389    165,786     75,936     84,104     92,432
Long-term and senior bank debt, less current
  portion...................................        --         --      9,750     12,200     34,650
Subordinated promissory notes payable to
  stockholders..............................        --     47,000         --         --         --
Mandatorily Redeemable Series A Preferred
  Stock.....................................        --     60,157         --         --         --
5 3/4% Convertible Subordinated Notes.......   230,000         --         --         --         --
Total stockholders' equity (deficit)........    95,442     19,524    (51,550)   (46,093)   (28,768)

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED MARCH 31,
                                                     ---------------------------------------------
                                                     1997      1996      1995      1994      1993
                                                     -----     -----     -----     -----     -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales..........................................  100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales......................................   59.4      61.6      92.7     105.3     107.4
                                                     -----     -----     -----     -----     -----
Gross profit (loss)................................   40.6      38.4       7.3      (5.3)     (7.4)
Operating expenses:
  Research and development.........................    2.2       2.0       4.3       4.3       3.5
  Selling, general and administrative..............    4.5       4.0       5.8       8.0       6.7
  Recapitalization expenses........................     --       2.2        --        --        --
                                                     -----     -----     -----     -----     -----
          Total operating expenses.................    6.7       8.2      10.1      12.3      10.2
                                                     -----     -----     -----     -----     -----
Operating income (loss)............................   33.9      30.2      (2.8)    (17.6)    (17.6)
Interest expense, net..............................    1.3       4.4       9.4       9.3       6.7
                                                     -----     -----     -----     -----     -----
Income (loss) before income tax provision (benefit)
  and extraordinary debt extinguishment costs......   32.6      25.8     (12.2)    (26.9)    (24.3)
Income tax provision (benefit).....................    9.6       1.3       0.1       0.1      (0.3)
Extraordinary debt extinguishment costs, net of
  income taxes.....................................     --       0.6        --        --        --
                                                     -----     -----     -----     -----     -----
Net income (loss)..................................   23.0%     23.9%    (12.3)%   (27.0)%   (24.0)%
                                                     =====     =====     =====     =====     =====

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are set forth on pages 32 through 49 and the related consolidated financial statement schedule is set forth on page 50.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

          1. FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 32.


          2. FINANCIAL STATEMENT SCHEDULES. See "Schedule II -- Valuation and Qualifying Accounts" included on page 50. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.



          3. LIST OF EXHIBITS. See Index of Exhibits included on pages 50 and
     51.


     (b) Reports on Form 8-K:

        During the quarter ended March 31, 1997, a report on Form 8-K was filed by the Company on January 21, 1997, in which the Company reported the sale of $230 million aggregate principal amount of 5 3/4% Convertible Subordinated Notes, due 2004.

     (c) Exhibits:


        The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 50.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HMT TECHNOLOGY CORPORATION
                                          (Registrant)

Date: September 2, 1997                   By:      /s/ Peter S. Norris
                                            ------------------------------------
                                            Peter S. Norris
                                            Vice President, Finance and
                                            Chief Financial Officer

Date: September 2, 1997                   By:     /s/ Ronald L. Schauer
                                            ------------------------------------
                                            Ronald L. Schauer
                                            President and
                                            Chief Executive Officer

                           HMT TECHNOLOGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   33

  Consolidated Financial Statements:
     Consolidated Balance Sheets......................................................   34
     Consolidated Statements of Operations............................................   35
     Consolidated Statements of Stockholders' Equity (Deficit)........................   36
     Consolidated Statements of Cash Flows............................................   37
  Notes to Consolidated Financial Statements..........................................   38

  Schedules:
     II -- Valuation and qualifying accounts..........................................   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
HMT Technology Corporation

     We have audited the consolidated financial statements and financial statement schedule of HMT Technology Corporation and its subsidiary listed in
Item 14(a)(1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
April 22, 1997

                           HMT TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Current assets:
  Cash and cash equivalents............................................. $ 44,225     $ 35,843
  Short-term investments................................................   10,833           --
  Receivables -- trade, net of allowance for doubtful accounts of $1,055
     and $612 at March 31, 1997 and 1996, respectively..................   35,771       31,070
  Other receivables.....................................................       23          357
  Inventories...........................................................   11,837        7,129
  Deposits, prepaid expenses and other assets...........................      474          879
  Deferred income taxes.................................................    6,532        5,028
                                                                         --------     --------
          Total current assets..........................................  109,695       80,306
Construction in progress................................................   76,433       15,745
Property, plant and equipment, net......................................  178,875       63,383
Other assets............................................................    8,386        1,415
Deferred income taxes...................................................       --        4,937
                                                                         --------     --------
          Total assets.................................................. $373,389     $165,786
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................... $ 26,424     $ 13,911
  Accrued liabilities...................................................    8,765       16,682
  Obligations under capital leases -- current portion...................    2,679        3,814
                                                                         --------     --------
          Total current liabilities.....................................   37,868       34,407
Obligations under capital leases, net of current portion................    3,172        4,698
Other long-term liabilities.............................................    3,562           --
Deferred income taxes...................................................    3,345           --
Subordinated promissory notes payable to stockholders...................       --       47,000
5 3/4% Convertible Subordinated Notes, due 2004.........................  230,000           --
                                                                         --------     --------
          Total liabilities.............................................  277,947       86,105
Commitments (Note 6)
Mandatorily Redeemable Series A Preferred Stock, $0.001 par value with a redemption value of $10.00 per share; authorized: 9,100,000 and
  15,000,000 shares at March 31, 1997 and March 31, 1996, respectively;
  issued and outstanding: none and 5,900,000 shares at March 31, 1997
  and 1996, respectively................................................       --       60,157
                                                                         --------     --------
Common Stock, $0.001 par value; authorized: 100,000,000 shares; issued and outstanding: 41,046,360 and 38,719,178 shares at March 31, 1997
  and 1996, respectively................................................       41           39
Additional paid-in capital..............................................   92,084       77,913
Retained earnings.......................................................   79,966       18,221
Distribution in excess of basis (Note 1)................................  (76,649)     (76,649)
                                                                         --------     --------
          Total stockholders' equity....................................   95,442       19,524
                                                                         --------     --------
          Total liabilities and stockholders' equity.................... $373,389     $165,786
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                1997         1996        1995
                                                              --------     --------     -------
Net sales...................................................  $263,209     $194,401     $72,893
Cost of sales...............................................   156,277      119,803      67,539
                                                              --------     --------     -------
  Gross profit..............................................   106,932       74,598       5,354
Operating expenses:
  Research and development..................................     5,812        3,803       3,130
  Selling, general and administrative.......................    11,803        7,774       4,230
  Recapitalization expenses.................................        --        4,347          --
                                                              --------     --------     -------
          Total operating expenses..........................    17,615       15,924       7,360
                                                              --------     --------     -------
          Operating income (loss)...........................    89,317       58,674      (2,006)
Interest expense, net.......................................     3,329        8,578       6,915
                                                              --------     --------     -------
          Income (loss) before income tax provision and
            extraordinary debt extinguishment costs.........    85,988       50,096      (8,921)
Income tax provision........................................    25,400        2,590          20
                                                              --------     --------     -------
Net income (loss) before extraordinary debt extinguishment
  costs.....................................................    60,588       47,506      (8,941)
Extraordinary debt extinguishment costs, net of income taxes
  of $692...................................................        --        1,127          --
                                                              --------     --------     -------
          Net income (loss).................................    60,588       46,379      (8,941)
Accretion reversal (accretion) for dividends on Mandatorily
  Redeemable Series A Preferred Stock.......................     1,157       (1,157)         --
                                                              --------     --------     -------
Net income (loss) available for common stockholders.........  $ 61,745     $ 45,222     $(8,941)
                                                              ========     ========     =======
Primary net income (loss) available for common stockholders
  per share before extraordinary debt extinguishment
  costs.....................................................  $   1.40     $   1.31     $ (0.26)
                                                              ========     ========     =======
Extraordinary debt extinguishment costs per share,
  net of income taxes.......................................        --         0.03          --
                                                              --------     --------     -------
Net income (loss) available for common stockholders per
  share
  Primary...................................................  $   1.40     $   1.28     $ (0.26)
                                                              ========     ========     =======
  Fully diluted.............................................  $   1.35     $   1.28     $ (0.26)
                                                              ========     ========     =======
Shares used in computing net income per share
  Primary...................................................    44,185       35,224      34,822
                                                              ========     ========     =======
  Fully diluted.............................................    46,027       35,224      34,822
                                                              ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                         DISTRIBUTIONS     RETAINED         TOTAL
                                        COMMON STOCK        ADDITIONAL     IN EXCESS       EARNINGS     STOCKHOLDERS'
                                    ---------------------    PAID-IN      OF NET BOOK    (ACCUMULATED      EQUITY
                                      SHARES      AMOUNT     CAPITAL         VALUE         DEFICIT)       (DEFICIT)
                                    ----------   --------   ----------   -------------   ------------   -------------
Balances, April 1, 1994...........       4,650   $ 15,000          --             --       $(61,093)      $ (46,093)
  Capital contribution............          --         --    $  3,484             --             --           3,484
  Net loss........................          --         --          --             --         (8,941)         (8,941)
                                    ----------   --------     -------       --------       --------        --------
Balances, March 31, 1995..........       4,650     15,000       3,484             --        (70,034)        (51,550)
  Net income for the period from
    April 1, 1995 through November
    30, 1995......................          --         --          --             --         27,001          27,001
  Distribution to stockholders....      (4,650)   (15,000)     (3,484)     $ (76,649)        43,033         (52,100)
  Common Stock issued upon the
    Leveraged Recapitalization....  29,656,057         30         927             --             --             957
  Initial Public Offering of
    $0.001 par value Common Stock,
    net of offering expenses......   8,400,000          8      76,924             --             --          76,932
  Common Stock issued under Stock
    Option Plans..................     663,121          1          62             --             --              63
  Net income for the period from
    December 1, 1995 through March
    31, 1996......................          --         --          --             --         19,378          19,378
  Accretion for dividends on
    Mandatorily Redeemable Series
    A Preferred Stock.............          --         --          --             --         (1,157)         (1,157)
                                    ----------   --------     -------       --------       --------        --------
Balances, March 31, 1996..........  38,719,178         39      77,913        (76,649)        18,221          19,524
  Over-allotment on Initial Public
    Offering of $0.001 par value
    Common Stock, net of offering
    expenses......................   1,260,000          1      11,741             --             --          11,742
  Common Stock issued under
    Employee Stock Purchase
    Plans.........................     121,744         --       1,035             --             --           1,035
  Common Stock issued under Stock
    Option Plans..................     945,438          1       1,395             --             --           1,396
  Net income......................          --         --          --             --         60,588          60,588
  Reversal of accretion, net, for
    dividends on Mandatorily
    Redeemable Series A
    Preferred Stock...............          --         --          --             --          1,157           1,157
                                    ----------   --------     -------       --------       --------        --------
Balances, March 31, 1997..........  41,046,360   $     41    $ 92,084      $ (76,649)      $ 79,966       $  95,442
                                    ==========   ========     =======       ========       ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED MARCH 31,
                                                                       ----------------------------------
                                                                         1997          1996        1995
                                                                       ---------     --------     -------
Cash flows from operating activities:
Net income (loss)....................................................  $  60,588     $ 46,379     $(8,941)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization........................................     20,839       12,291      11,492
Provision for loss on inventories....................................      3,801       (2,938)      2,536
Loss (gain) on sale or disposal of assets............................      2,988          181         (16)
Deferred income taxes................................................      6,778       (9,965)         --
Changes in operating assets and liabilities:
Receivables -- trade.................................................     (4,701)     (23,539)      4,361
Other receivables....................................................        334           29         188
Inventories..........................................................     (8,509)       6,623      (2,327)
Deposits, prepaid expenses and other assets..........................        405          840          90
Accounts payable.....................................................     12,513        6,940       1,776
Accrued liabilities..................................................     (7,917)      13,573        (452)
Long term liabilities................................................      3,562           --          --
                                                                       ---------     --------     -------
Net cash provided by operating activities............................     90,681       50,414       8,707
                                                                       ---------     --------     -------
Cash flows from investing activities:
Expenditures for property, plant and equipment.......................   (197,395)     (39,629)     (7,317)
Purchase of short-term investments...................................    (10,833)          --          --
Proceeds from sale of equipment......................................         --        2,205          18
Decrease in other assets.............................................         --        1,961          12
                                                                       ---------     --------     -------
Net cash used in investing activities................................   (208,228)     (35,463)     (7,287)
                                                                       ---------     --------     -------
Cash flows from financing activities:
Principal payments on obligations under capital leases...............     (4,744)      (9,994)     (4,701)
Net proceeds from (repayments on) short-term borrowings..............         --      (86,700)     26,600
Repayment of long-term notes payable.................................         --      (12,200)    (22,450)
Proceeds from long-term borrowings...................................     41,000           --          --
Repayments on long-term borrowings...................................    (41,000)          --          --
Proceeds from issuance of senior bank term loan......................         --       60,000          --
Repayments on senior bank term loan..................................         --      (60,000)         --
Financing costs......................................................     (7,500)      (2,944)         --
Proceeds from issuance of 5 3/4% Convertible Subordinated Notes......    230,000           --          --
Proceeds from (repayment of) subordinated promissory notes payable to
  stockholders.......................................................    (47,000)      47,000          --
Distribution to stockholders.........................................         --      (52,100)         --
Proceeds from issuance of Common Stock...............................     14,173       77,952          --
Proceeds from issuance (redemption) of Mandatorily Redeemable Series
  A Preferred Stock..................................................    (59,000)      59,000          --
                                                                       ---------     --------     -------
Net cash provided by (used in) financing activities..................    125,929       20,014        (551)
                                                                       ---------     --------     -------
Net increase in cash and cash equivalents............................      8,382       34,965         869
Cash and cash equivalents at beginning of period.....................     35,843          878           9
                                                                       ---------     --------     -------
Cash and cash equivalents at end of period...........................  $  44,225     $ 35,843     $   878
                                                                       =========     ========     =======
Supplemental disclosure of cash flow information:
Cash paid for interest during the period.............................  $   4,859     $  8,776     $ 5,698
Cash paid for income taxes during the period.........................  $  27,925     $  3,522     $    --
Supplemental disclosure of noncash investing and financing
  activities:
Machinery and equipment acquired pursuant to a capital lease.........  $   2,083     $     --     $    --
Refinancing of existing capital lease obligations....................  $      --     $ 13,105     $14,930
Accretion (accretion reversal) for dividends on Mandatorily
  Redeemable Series A Preferred Stock................................  $  (1,157)    $  1,157     $    --

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

                           HMT TECHNOLOGY CORPORATION

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

                           HMT TECHNOLOGY CORPORATION

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

  Concentration of Risks

     Three customers accounted for 76.8% and 84.3% of accounts receivable at March 31, 1997 and 1996, respectively. Significant customers accounted for the following percentages of net sales in fiscal 1997, 1996 and 1995:

                                                                       MARCH 31,
                                                                 ----------------------
                                                                 1997     1996     1995
                                                                 ----     ----     ----
        Maxtor Corporation.....................................  40.7%    40.5%    73.7%
        Samsung Electronics Company Limited....................  19.8      0.1      0.3
        Iomega Corporation.....................................  12.2      2.4       --
        Western Digital Corporation............................  11.9     35.8      5.9
        Micropolis Corporation.................................   8.4      9.1     11.2

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

                           HMT TECHNOLOGY CORPORATION

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

                           HMT TECHNOLOGY CORPORATION

 2. BALANCE SHEET DETAIL

                                                                      MARCH 31,
                                                                ---------------------
                                                                  1997         1996
                                                                --------     --------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
        Inventories:
          Raw materials.......................................  $ 4,307       $1,284
          Work-in-process.....................................    5,843        5,123
          Finished goods......................................    1,687          722
                                                                -------       ------
                                                                $11,837       $7,129
                                                                =======       ======

     Inventories reflect reserves of approximately $5.3 million and $1.5 million as of March 31, 1997 and 1996, respectively.

                                                                      MARCH 31,
                                                                ---------------------
                                                                  1997         1996
                                                                --------     --------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
        Property, Plant and Equipment, Net:
          Land................................................  $ 4,869      $ 4,636
          Building and improvements...........................   80,417       13,814
          Leasehold improvements..............................   22,187       15,501
          Machinery, equipment and furniture and fixtures.....  124,415       71,742
                                                                --------     --------
                                                                231,888      105,693
          Less accumulated depreciation and amortization......   53,013       42,310
                                                                --------     --------
                                                                $178,875     $63,383
                                                                ========     ========

     Construction in progress was approximately $76.4 million and $15.7 million at March 31, 1997 and 1996, respectively. Additions to construction in progress include capitalized interest of approximately $2.4 million, $278,000, and $8,000 during fiscal 1997, 1996 and 1995, respectively.

                                                                     MARCH 31,
                                                              -----------------------
                                                                1997           1996
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
        Accrued Liabilities:
          Interest payable..................................   $2,473        $ 2,088
          Income taxes payable..............................       --          8,620
          Payroll related items.............................    2,957          1,599
          Other.............................................    3,335          4,375
                                                               ------        -------
                                                               $8,765        $16,682
                                                               ======        =======

                           HMT TECHNOLOGY CORPORATION

 3. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with a certain stockholder and its affiliates:

                                                                    MARCH 31,
                                                          -----------------------------
                                                           1997        1996       1995
                                                          -------     ------     ------
                                                             (DOLLARS IN THOUSANDS)
        Hitachi Metals Trading
          Purchases of raw materials....................  $11,139     $8,755     $3,044
          Sales.........................................        2         19         12
        Hitachi Metals America
          Purchases of raw materials....................    1,450      2,274      1,038
        Hitachi Metals Research Ltd.
          Contract research and development services....       --        514        202
        Hitachi Metals Limited
          Purchases of raw materials....................       --         --         14
          Interest under capital lease obligations......       --         --        737
        Hitachi Kizoku Shoji
          Sales.........................................       --         --      1,522

 4. OBLIGATIONS UNDER CAPITAL LEASES

     Assets under capital lease obligations as of March 31, 1997 consist of machinery and equipment with a cost of $16.6 million and accumulated amortization of $8.5 million ($26.9 million and $10.4 million, respectively, at March 31, 1996). Minimum future lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows:

                                                                       PERIOD ENDING
                                                                       MARCH 31, 1997
                                                                   ----------------------
                                                                   (DOLLARS IN THOUSANDS)
        1998.....................................................          $3,206
        1999.....................................................           2,827
        2000.....................................................             574
                                                                           ------
        Minimum lease payments...................................           6,607
        Less amount representing interest........................             756
                                                                           ------
        Present value of minimum lease payments..................           5,851
        Less current portion.....................................           2,679
                                                                           ------
             Capital lease obligation, net of current portion....          $3,172
                                                                           ======

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

                           HMT TECHNOLOGY CORPORATION

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

 6. COMMITMENTS

     The Company leases office and manufacturing facilities under operating lease agreements. Future minimum payments under these noncancelable operating leases are as follows:

                                                                    (DOLLARS
                            PERIOD ENDING MARCH 31,               IN THOUSANDS)
                ------------------------------------------------  -------------
                1998............................................     $   859
                1999............................................         720
                2000............................................         131
                2001............................................           4
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

                           HMT TECHNOLOGY CORPORATION

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

                           HMT TECHNOLOGY CORPORATION

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

     A summary of activity under the Stock Plans is as follows:


                                                                      OUTSTANDING OPTIONS
                                                       -------------------------------------------------
                                                                           AGGREGATE    WEIGHTED AVERAGE
                             AVAILABLE    NUMBER OF                        EXERCISE      EXERCISE PRICE
                             FOR GRANT     OPTIONS        PER SHARE          PRICE         PER SHARE
                            -----------   ----------   ----------------   -----------   ----------------
Authorized................   15,400,000           --
Granted...................  (12,284,150)  12,284,150   $  0.03 - $10.00   $ 1,566,837        $ 0.13
Cancellations.............       15,306      (15,306)  -$          0.03   $      (493)       $ 0.03
Exercised.................                (8,351,121)  $  0.03 -  10.00   $  (311,497)       $ 0.04
                            -----------   ----------    ---------------   -----------   -----------
Balances, March 31,
  1996....................    3,131,156    3,917,723   $  0.03 -  10.00   $ 1,254,847        $ 0.32
Granted...................     (556,700)     556,700   $ 15.81 -  16.25   $ 8,911,396        $16.01
Cancellations.............      224,088     (224,036)                     $(1,752,432)       $ 7.87
Exercised.................                  (945,438)  $ 0.097 - $ 8.50   $   (48,022)       $ 0.05
                            -----------   ----------    ---------------   -----------   -----------
Balances, March 31,
  1997....................    2,797,136    3,304,949   $  0.03 -  18.50   $ 8,365,789        $ 2.53


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

                                                                    1997        1996
                                                                   -------     -------
        Net income -- as reported................................  $61,744     $45,222
        Net income -- pro forma..................................  $60,348     $44,876
        Earnings per share -- as reported
        Primary..................................................  $  1.40     $  1.28
        Fully Diluted............................................  $  1.35     $  1.28
        Earnings per share -- pro forma
        Primary..................................................  $  1.37     $  1.27
        Fully Diluted............................................  $  1.31     $  1.27

                           HMT TECHNOLOGY CORPORATION

     The fair value of each option grant for the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

            Risk-free interest rate...............................  5.36% - 5.53%
            Expected life.........................................  2-5 years
            Expected volatility...................................  0.77
            Expected dividend.....................................  $--

     The weighted average expected life was calculated based on the vesting period and the anticipated exercise behavior of the employees.

     The following table summarizes the stock options outstanding at March 31, 1997:

                                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                    -----------------------------------     ------------------------------
                                    WEIGHTED AVERAGE        WEIGHTED                           WEIGHTED
   RANGE OF           NUMBER           REMAINING            AVERAGE           NUMBER           AVERAGE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------     -----------     ----------------     --------------     -----------     --------------
 $0.03 - $ 0.10      2,725,699            8.68               $ 0.04           279,151           $ 0.04
         $10.00        103,750            8.95               $10.00            25,000           $10.00
         $13.13         33,000            9.29               $13.13                --           $   --
         $13.38         79,000            9.88               $13.38                --           $   --
         $14.50         68,200            9.34               $14.50                --           $   --
         $14.88         31,300            9.24               $14.88                --           $   --
         $15.00         10,000            9.70               $15.00                --           $   --
         $16.25        250,000            9.77               $16.25                --           $   --
         $18.50          4,000            9.47               $18.50                --           $   --
 --------------      ---------            ----               ------           -------           ------
 $0.03 - $18.50      3,304,949            8.83               $ 2.53           304,151           $ 0.86

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

 9. INCOME TAXES

     The provision for income taxes consists of the following:

                                                               YEAR ENDED MARCH 31,
                                                           ----------------------------
                                                            1997        1996       1995
                                                           -------     -------     ----
                                                              (DOLLARS IN THOUSANDS)
        Current:
          Federal........................................  $22,046     $10,095     $ --
          State..........................................       65       2,460       20
        Deferred:
          Federal........................................    3,289      (9,291)      --
          State..........................................       --        (674)      --
                                                           -------     -------     ----
                                                           $25,400     $ 2,590     $ 20
                                                           =======     =======     ====

                           HMT TECHNOLOGY CORPORATION

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                 YEAR ENDED MARCH 31,
                                                               ------------------------
                                                               1997     1996      1995
                                                               ----     -----     -----
        Income tax provision (benefit) at statutory rate.....  35.0%     35.0%    (34.0)%
                                                               ----     -----     -----
        Net operating loss benefit...........................    --        --      34.0
        Benefit of foreign sales corporation.................  (4.1)     (1.0)       --
        State income taxes...................................   3.2       2.6       0.2
        Benefit of operating losses..........................    --     (25.5)       --
        State credits........................................  (3.2)       --        --
        Other................................................  (1.4)      7.4        --
        Change in valuation allowance........................    --     (13.3)       --
                                                               ----     -----     -----
          Effective tax rate.................................  29.5%      5.2%      0.2%
                                                               ====     =====     =====

     The components of the deferred tax assets and liabilities are as follows:

                                                                     YEAR ENDED MARCH
                                                                            31,
                                                                    -------------------
                                                                     1997        1996
                                                                    -------     -------
                                                                        (DOLLARS IN
                                                                        THOUSANDS)
        Deferred tax assets:
          Accrued vacation......................................... $   405        $330
          State credits............................................     148          --
          Inventory reserve........................................   2,447         953
          Depreciation.............................................      --         873
          Allowances and other accrued liabilities.................   3,437       3,650
          Net operating loss carryforward..........................   3,686       4,159
                                                                    -------      ------
                  Total deferred tax assets........................  10,123       9,965
        Deferred tax liabilities:
          Depreciation.............................................  (6,936)         --
                                                                    -------      ------
        Less valuation allowance...................................      --          --
                                                                    -------      ------
                  Net deferred tax assets.......................... $ 3,187      $9,965
                                                                    =======      ======

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

                           HMT TECHNOLOGY CORPORATION

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

                                                       YEAR ENDED MARCH 31, 1997
                                              -------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              -------     -------     -------     -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net sales...........................  $76,420     $62,080     $61,243     $63,466
        Gross profit........................   32,406      26,717      24,872      22,937
        Operating income....................   28,110      22,708      20,325      18,174
        Net income..........................   16,778      17,501      13,983      12,326
        Net income available for common
          stockholders......................   15,895      16,605      13,074      16,171
        Net income (loss) available for
          common stockholders per share
          Primary...........................  $  0.36     $  0.38     $  0.30     $  0.37
          Fully diluted.....................  $  0.36     $  0.38     $  0.30     $  0.32
        Shares used in computing net income
          per share
          Primary...........................   44,015      44,205      44,229      44,291
          Fully diluted.....................   44,015      44,205      44,229      51,660

                                                       YEAR ENDED MARCH 31, 1996
                                              -------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              -------     -------     -------     -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net sales...........................  $28,589     $44,422     $56,346     $65,044
        Gross profit........................    6,618      17,215      23,546      27,219
        Operating income....................    4,429      14,797      15,959      23,489
        Net income..........................    2,567      12,320      19,912      11,580
        Net income available for common
          stockholders......................    2,567      12,320      19,912      10,423
        Net income (loss) available for
          common stockholders per share
          Primary...........................  $  0.07     $  0.35     $  0.57     $  0.29
          Fully diluted.....................  $  0.07     $  0.35     $  0.57     $  0.29
        Shares used in computing net income
          per share
          Primary...........................   34,822      34,822      34,822      36,431
          Fully diluted.....................   34,822      34,822      34,822      36,431

     Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules.

                           HMT TECHNOLOGY CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                      END
            ACCOUNT DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Year ended March 31, 1995
  Provision for loss on inventory...........    $1,920       $5,045          --       $ (2,509)     $4,456
  Allowance for doubtful accounts
     receivable.............................       120         (135)         --           (152)        137
Year ended March 31, 1996
  Provision for loss on inventory...........     4,456          635          --         (3,573)      1,518
  Allowance for doubtful accounts
     receivable.............................       137          450          --             25         612
Year ended March 31, 1997
  Provision for loss on inventory...........     1,518        3,865          --            (63)      5,320
  Allowance for doubtful accounts
     receivable.............................       612           60        $400            (17)      1,055

                               INDEX OF EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
 2.1       Recapitalization Agreement by and among the Company and the Investors listed on
           Exhibit A thereto dated October 31, 1995.(1)
 2.2       Redemption Agreement by and between the Company and Hitachi Metals, dated November
           30, 1995.(1)
 3.2       Restated Certificate of Incorporation, dated March 27, 1997.(3)
 3.3       Bylaws of the Registrant.(1)
 4.1       Reference is made to Exhibits 3.2 through 3.3.(1)
 4.2       Specimen stock certificate.(1)
 4.3       Intentionally Blank
 4.4       Intentionally Blank
 4.5       Form of Restricted Global Convertible Subordinated Note due 2004 (2)
 4.6       Form of Unrestricted Global Convertible Subordinated Note due 2004(2)
 4.7       Form of Certificated Convertible Subordinated Note due 2004(2)
 4.8       Indenture, dated as of January 15, 1997, between HMT Technology Corporation (the
           "Company") and State Street Bank and Trust Company of California, N.A., as
           Trustee.(2)
 4.9       Registration Agreement, dated as of January 15, 1997, among the Company, Salomon
           Brothers, Alex Brown & Sons Incorporated, Hambrecht & Quist LLC and Robertson,
           Stephens & Company LLC (collectively, the "Initial Purchasers").(2)
 4.10      Purchase Agreement, dated January 15, 1997, between the Company and the
           Initial Purchasers.(2)
 4.11      Amended and Restated Revolving Credit Agreement, dated as of August 28, 1996.(2)
 4.12      First Amendment to Amended and Restated Revolving Credit Agreement, dated January
           14, 1997.(2)
10.1       Lease Agreement between the Company and Sun Life Assurance Company of Canada, dated
           January 5, 1989, as amended.(1)
10.2       Sublease Agreement between the Company and McKenzie Socket Technology, dated
           December 22, 1992, as amended.(1)
10.3       Lease Agreement between the Company and Amorok/Wells Venture, dated August 15,
           1990, as amended.(1)

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------    -----------------------------------------------------------------------------------
10.4       Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.(1)
10.5       Registrant's 1995 Stock Option Plan (the "1995 Plan").(1)
10.6       Form of Incentive Stock Option under the 1995 Plan.(1)
10.7       Form of Early Exercise Agreement under the 1995 Plan.(1)
10.8       Registrant's 1995 Management Stock Option Plan (the "Management Plan").(1)
10.9       Form of Incentive Stock Option under the Management Plan.(1)
10.10      Form of Early Exercise Agreement under the Management Plan.(1)
10.11      Registrant's 401(k) Profit Sharing Plan.(1)
10.12      Revolving Credit and Term Loan Agreement by and among the Company, First National
           Bank of Boston and Banque Paribas, dated November 30, 1995 (the "Credit
           Agreement").(1)
10.12.1    First Amendment to the Credit Agreement dated February 22, 1996.(1)
10.12.2    Second Amendment to the Credit Agreement dated March 31, 1996.(1)
10.12.3    Third Amendment to the Credit Agreement dated August 28, 1996.(1)
10.14      Warrant Purchase Agreement by and among the Company, First National Bank of Boston and Banque Paribas dated November 30, 1995.(1)
10.15      Example of Common Stock Purchase Warrant dated November 30, 1995.(1)
10.16      Example of Subordinated Promissory Note dated November 30, 1995.(1)
10.17      Master Lease Agreement by and between the Company and Comdisco, dated November 30,
           1995.(1)
10.18      Investor Rights Agreement by and among the Company, certain of the Company's officers, and the Investors listed on Exhibit A of the Recapitalization Agreement, dated November 30, 1995.(1)
10.20      Registrant's 1996 Equity Incentive Plan (the "Incentive Plan").(1)
10.21      Form of Incentive Stock Option under the Incentive Plan.(1)
10.22      Form of Non-statutory Stock Option under the Incentive Plan.(1)
10.23      Registrant's Employee Stock Purchase Plan.(1)
10.24      Registrant's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(1)
10.25      Form of Non-Statutory Stock Option under the Directors' Plan.(1)
10.26      Registrant's Executive Severance Plan.(1)
11.1       Statement Regarding Calculation of Net Income (loss) per share.(3)
16.1       Letter from Ernst & Young LLP regarding change in certifying accountant.(1)
23.1       Consent of Coopers & Lybrand L.L.P.
27.1       Financial Data Schedule.(3)
99.1       Press Release, titled "HMT Technology Corporation Announces Completion of Private
           Placement of Convertible Subordinated Notes," dated January 22, 1997.(2)


---------------

(1) Previously filed in Registration Statement No. 333-450.

(2) Previously filed in Form 8-K, dated as of January 21, 1997


(3) Previously filed in Form 10-K, dated as of June 28, 1997