Form 10-Q
period 1997-09-30
HMT TECHNOLOGY CORP
filed 1997-11-12
CIK 1005967

================================================================================

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 26, 1997, 42,658,949 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



PART I    FINANCIAL INFORMATION                                             Page
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1997
                and March 31, 1997............................................3

          Condensed Consolidated Statements of Operations for the
                three and six month periods ended September 30,
                1997 and 1996.................................................4
          Condensed Consolidated Statements of Cash Flows for the
                six months ended September 30, 1997 and 1996..................5

          Notes to Condensed Consolidated Financial Statements................6

Item 2.   Management's Discussion and Analysis of Consolidated Financial
                Condition and Results of Operations...........................7


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................10

Item 6.   Exhibits and Reports on Form 8-K...................................11

          Signatures.........................................................12



PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)



                                                                          SEPTEMBER 30,      MARCH 31,
                                                                              1997             1997
                                                                          -------------      ---------
                                       ASSETS                              (Unaudited)
Current assets:
  Cash and cash equivalents ..............................................   $  38,460       $  44,225
  Short-term investments .................................................        --            10,833
  Receivables, net .......................................................      51,420          35,794
  Inventories ............................................................      14,318          11,837
  Deposits, prepaid expenses and other assets ............................         880             474
  Deferred income taxes ..................................................       6,532           6,532
                                                                             ---------       ---------
          Total current assets ...........................................     111,610         109,695

Construction in progress .................................................      64,147          76,433
Property, plant and equipment, net .......................................     244,134         178,875
Other assets .............................................................       7,986           8,386
                                                                             ---------       ---------
          Total assets ...................................................   $ 427,877       $ 373,389
                                                                             =========       =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................   $  15,559       $  26,424
  Accrued liabilities ....................................................      21,691           8,765
  Obligations under capital leases -- current portion ....................       2,233           2,679
                                                                             ---------       ---------
          Total current liabilities ......................................      39,483          37,868

Long-term liabilities ....................................................       8,615           3,562
Convertible subordinated promissory notes ................................     230,000         230,000
Obligations under capital leases, net of current portion .................       2,008           3,172
Deferred tax liability, long-term ........................................       3,345           3,345
                                                                             ---------       ---------
          Total liabilities ..............................................     283,451         277,947



Common Stock .............................................................          42              41
Additional paid-in capital ...............................................     106,632          92,084
Retained earnings ........................................................     114,401          79,966
Distribution in excess of basis ..........................................     (76,649)        (76,649)
                                                                             ---------       ---------
     Total stockholders' equity ..........................................     144,426          95,442
                                                                             ---------       ---------
          Total liabilities and stockholders' equity .....................   $ 427,877       $ 373,389
                                                                             =========       =========


                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ----------------------------    ------------------------
                                                        1997             1996         1997          1996
                                                   --------------   -----------    ----------     ---------
                                                            (Unaudited)                    (Unaudited)

Net sales .......................................     $  90,446     $  62,080      $ 167,283     $ 138,500
Cost of sales ...................................        55,750        35,363        103,229        79,377
                                                      ---------     ---------      ---------     ---------
  Gross profit ..................................        34,696        26,717         64,054        59,123
Operating expenses:
  Research and development ......................         2,280         1,405          4,182         2,665
  Selling, general and administrative ...........         3,293         2,604          7,110         5,640
                                                      ---------     ---------      ---------     ---------
     Total operating expenses ...................         5,573         4,009         11,292         8,305
                                                      ---------     ---------      ---------     ---------
          Operating income ......................        29,123        22,708         52,762        50,818
Interest expense and other, net .................         1,888         1,365          3,572         2,413
                                                      ---------     ---------      ---------     ---------
 Income before income tax provision .............        27,235        21,343         49,190        48,405
Income tax provision, net .......................         8,171         3,842         14,757        14,126
                                                      ---------     ---------      ---------     ---------
     Net income .................................     $  19,064     $  17,501      $  34,433     $  34,279
Accretion for dividends on Mandatorily Redeemable
  Series A Preferred Stock ......................            --          (896)            --        (1,779)
                                                      ---------     ---------      ---------     ---------
Net income available for common stockholders ....     $  19,064     $  16,605      $  34,433     $  32,500
                                                      =========     =========      =========     =========
Net income available for common
 stockholders per share
     Primary ....................................     $    0.43     $    0.38      $    0.77     $    0.74
                                                      =========     =========      =========     =========
     Fully diluted ..............................     $    0.38     $    0.38      $    0.69     $    0.74
                                                      =========     =========      =========     =========
Shares used in computing per share amounts
     Primary ....................................        44,796        44,205         44,459        44,110
                                                      =========     =========      =========     =========
     Fully diluted ..............................        54,538        44,205         54,172        44,110
                                                      =========     =========      =========     =========


                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                              1997            1996
                                                           ---------       ---------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income ......................................        $ 34,433         $ 34,279
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization ................          17,696            9,433
     Loss on disposal of assets ...................              --            2,988
     Changes in operating assets and liabilities:
       Receivables ................................         (15,626)         (16,666)
       Inventories ................................          (2,481)          (7,495)
       Deposits, prepaid expenses and other assets             (406)             141
       Accounts payable ...........................         (10,865)           5,808
       Accrued liabilities ........................          12,926           (9,629)
       Long term liabilities ......................           5,053               --
                                                           --------         --------
          Net cash provided by operating
            activities ............................          40,730           18,859
                                                           --------         --------
Cash flows from investing activities:
  Expenditures for property, plant and equipment ..         (70,639)         (60,033)
  Decrease (increase) in other assets .............             370              182
                                                           --------         --------
         Net cash used in investing activities ....         (70,269)         (59,851)
                                                           --------         --------
Cash flows from financing activities:
  Principal payments on obligations under capital
     leases .......................................          (1,610)          (2,061)
  Other ...........................................              --              172
  Repayments on short-term
     borrowings ...................................              --               --
  Proceeds from issuance of Common Stock ..........          14,551           12,194
                                                           --------         --------
          Net cash provided by (used in) financing
            activities ............................          12,941           10,305

Net decrease in cash and cash equivalents .........         (16,598)         (30,687)
Cash and cash equivalents at beginning of period ..          55,058           35,843
                                                           --------         --------
Cash and cash equivalents at end of period ........        $ 38,460         $  5,156
                                                           ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period ........        $  6,392         $  3,197
  Cash paid for income taxes during the period ....        $  4,550         $ 24,210
Supplemental disclosure of noncash investing and
  financing activities:
  Accretion for dividends on mandatorily redeemable
     Series A Preferred Stock .....................        $     --         $  1,779


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

     Operating results for the quarter ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

   Fiscal Year

     The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.

   Inventories

     Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.


                         SEPTEMBER 30,      MARCH 31,
                            1997              1997
                           -----              ----
                                (IN THOUSANDS)
Raw materials ..........   $ 5,469          $ 4,307
Work-in-process.........     2,513            5,843
Finished goods..........     6,336            1,687
                           -------          -------
                           $14,318          $11,837
                           =======          =======


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation those described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

OVERVIEW

     HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and work-stations. The Company also supplies high-performance thin film disks for removable hard disk drives.

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

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 45.6% in the second quarter of fiscal 1998 to $90.4 million, up $28.4 million over the second quarter of fiscal 1997. For the first six months of fiscal 1998 net sales of $167.3 million were $28.8 million or 20.7% higher than the same period in fiscal 1997. The increase in net sales during fiscal 1998 was primarily attributable to an increase in manufacturing capacity from continued expansion of the Company's production facilities, including the addition of two new sputtering lines during the second fiscal quarter of 1998. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

     Gross Profit. Gross margin was 38.4% and 38.3% for the three and six months ended September 30, 1997, respectively, compared with 43.0% and 42.7% for the three and six months ended September 30, 1996, respectively. The decrease in gross margin for the three and six months ended September 30, 1997 was primarily a result of a decline in average selling prices versus the comparable periods in the prior year, partially offset by decreased unit production costs, a result of the absorption of fixed costs over higher unit production volume, improved utilization of manufacturing capacity, and improved manufacturing processes.

     Operating Expenses. Research and development expenses increased 62.3% and 56.9% in the three- and six-month periods ending September 30, 1997, respectively, compared to the same periods in 1996. Research and development expenses increased due to an increase in headcount related to the Company's new product introductions. Selling, general and administrative expenses increased $0.7 million and $1.5 million in the second quarter and first half of fiscal 1998, respectively, compared to the same periods in the prior year. The increase in selling, general and administrative expenses reflected the increased headcount necessary to support higher production volume and unit shipments.

     The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, and anticipated higher levels of production volume and unit shipments, although as a percentage of net sales, operating expenses may fluctuate from period to period.

     Provision for Income Taxes. For the six months ended September 30, 1997, the Company recorded income taxes at its estimated annual effective tax rate of 30%. During the six months ended September 30, 1996, the Company revised its estimated annual effective rate from 38% to 30%, reflecting the effects of available tax planning strategies and state tax credits at that time.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $16.6 million to $38.5 million at September 30, 1997 from the end of the prior fiscal year. Cash flows from operations were $40.7 million for the six-month period ended September 30, 1997 as compared to $18.9 million in the comparable period of 1996. Cash generated during the first six months of fiscal 1998 reflected net income plus depreciation and amortization, as well as an increase in accrued liabilities, partially offset by increases in receivables and inventories and a decrease in accounts payable. Increased sales contributed to the increase in positive cash flow provided by operations during the first half of fiscal 1998.

     The Company invested $70.6 million and $60.0 million in property, plant and equipment during the first half of fiscal 1998 and 1997, respectively. The Company expects to spend in excess of $150.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months, although there can be no assurance regarding the timing and amounts of such expenditures.

     Cash provided by financing activities for the first half of fiscal 1998 reflected the $13.9 million in cash generated from the sale of the Company's common stock during the second quarter of fiscal 1998.

     As of September 30, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents, and an unsecured $50.0 million revolving credit facility under which there were no borrowings.

     The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion through the next twelve months. While operating activities are expected to provide cash in certain future periods, continued expansion of the Company's manufacturing capacity may require the Company to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

PART II     OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held on August 14, 1997.

(b) The following individuals, each of whom served as directors of the Company prior to the annual meeting, were elected to serve as Directors until the next annual meeting:

            Ronald L. Schauer
            Bruce C. Edwards
            Neil M. Garfinkel
            Walter G. Kortschak
            Robert G. Teal

The Stockholders voted to ratify the selection of Coopers & Lybrand L.L.P. as the Company's Independent Auditors for the fiscal year ended March 31, 1998.

Shares of Common Stock voted were as follows:

Item No. 1
(Election of Board of Directors)


                            Total Vote For              Total Vote Withheld
                             Each Director               From Each Director
                            -------------               ------------------
Ronald L. Schauer.........    37,242,906                      77,105
Bruce C. Edwards..........    37,248,937                      71,074
Neil M. Garfinkel.........    37,242,681                      77,330
Walter G. Kortschak.......    37,247,142                      72,869
Robert G. Teal............    37,248,642                      71,369


Item No. 2


                           Total Vote For   Total Vote Against      Abstain
                           --------------   ------------------      -------

(Selection of independent
    auditors)......           37,234,070         48,416             37,525


(d)    Not applicable

Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.
-----------
11.1        Calculation of earnings per share.
27.1        Financial Data Schedule.


(b) Reports on Form 8-K:

            During the quarter ended September 30, 1997, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)


Date:   November 12, 1997                   BY:  /s/ PETER S. NORRIS
     ------------------------                    ------------------------------
                                                     Peter S. Norris
                                                     Vice President and
                                                     Chief Financial Officer


Date:   November 12, 1997                   BY:  /s/ RONALD L. SCHAUER
     ------------------------                    -------------------------------
                                                     Ronald L. Schauer
                                                     President and
                                                     Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit #       Description
---------       -----------

   11.1         Statement Regarding Computation of Per-Share Earnings

   27.1         Financial Data Schedule