Form 10-Q
period 1997-12-31
HMT TECHNOLOGY CORP
filed 1998-02-10
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended December 31, 1997

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

As of January 26, 1998, 43,030,928 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================



PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    December 31, March 31,
                                                    1997         1997
                                                    ------------ ----------
                                                    (Unaudited)  (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents........................     $46,682    $44,225
  Short-term investments...........................       --        10,833
  Receivables, net.................................      50,634     35,794
  Inventories......................................      16,796     11,837
  Deposits, prepaid expenses and other assets......       1,053        474
  Deferred income taxes............................       6,532      6,532
                                                    ------------ ----------
          Total current assets.....................     121,697    109,695
Construction in progress...........................      67,591     76,433
Property, plant and equipment, net.................     264,454    178,875
Other assets.......................................       7,822      8,386
                                                    ------------ ----------
       Total assets................................    $461,564   $373,389
                                                    ============ ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................     $25,547    $26,424
  Accrued liabilities..............................      22,110      8,765
  Obligations under capital leases --
    current portion................................       3,013      2,679
                                                    ------------ ----------
          Total current liabilities................      50,670     37,868
Long-term liabilities..............................       8,315      3,562
Convertible subordinated promissory notes..........     230,000    230,000
Obligations under capital leases, net
    of current portion.............................         697      3,172
Deferred tax liability, long term..................       3,345      3,345
                                                    ------------ ----------
          Total liabilities........................     293,027    277,947

Stockholders' equity:
  Common Stock.....................................          43         41
  Additional paid-in capital.......................     110,271     92,084
  Retained earnings ...............................     134,872     79,966
  Distribution in excess of basis..................     (76,649)   (76,649)
                                                    ------------ ----------
          Total stockholders' equity...............     168,537     95,442
                                                    ------------ ----------
       Total liabilities and stockholders' equity..    $461,564   $373,389
                                                    ============ ==========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                       December 31,           December 31,
                                                   ---------------------  ---------------------
                                                   1997       1996        1997       1996
                                                   ---------- ----------  ---------- ----------
                                                        (Unaudited)            (Unaudited)
Net sales ........................................   $98,556    $61,243    $265,839   $199,743
Cost of sales ....................................    61,538     36,371     164,764    115,748
                                                   ---------- ----------  ---------- ----------
  Gross profit ...................................    37,018     24,872     101,075     83,995
                                                   ---------- ----------  ---------- ----------
Operating expenses:
  Research and development .......................     2,229      1,527       6,411      4,192
  Selling, general and administrative ............     3,408      3,020      10,519      8,660
                                                   ---------- ----------  ---------- ----------
     Total operating expenses ....................     5,637      4,547      16,930     12,852
                                                   ---------- ----------  ---------- ----------
Operating income .................................    31,381     20,325      84,145     71,143
Interest expense, net ............................     2,138        349       5,711      2,762
                                                   ---------- ----------  ---------- ----------
Income before income tax provision ...............    29,243     19,976      78,434     68,381
Income tax provision .............................     8,773      5,993      23,531     20,119
                                                   ---------- ----------  ---------- ----------
     Net income ..................................   $20,470    $13,983     $54,903    $48,262

Accretion for dividends on Mandatorily
  Redeemable Series A Preferred Stock ............       --        (909)        --      (2,688)
                                                   ---------- ----------  ---------- ----------
Net income available for common stockholders .....   $20,470    $13,074     $54,903    $45,574
                                                   ========== ==========  ========== ==========
Net income available for common
  stockholders per share:
     Basic .......................................     $0.48      $0.30       $1.31      $1.03
                                                   ========== ==========  ========== ==========
     Diluted .....................................     $0.40      $0.30       $1.09      $1.03
                                                   ========== ==========  ========== ==========
Shares used in computing per share amounts:
     Basic .......................................    42,768     44,229      41,912     44,150
                                                   ========== ==========  ========== ==========
     Diluted .....................................    55,099     44,229      54,481     44,150
                                                   ========== ==========  ========== ==========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Nine Months Ended
                                                         December 31,
                                                     -------------------
                                                     1997      1996
                                                     --------- ---------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................  $54,903   $48,262
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization .................   28,846    14,709
     Deferred income taxes .........................      --     3,703
     Loss on disposal of assets ....................      --     2,988
     Changes in operating assets and liabilities:
       Receivables..................................  (14,840)  (11,669)
       Inventories..................................   (4,959)   (4,874)
       Deoposis, prepaid expenses and other assets..     (579)      115
       Accounts payable.............................     (877)    3,209
       Accrued liabilities..........................   13,346    (4,837)
       Lomg term liabilities........................    4,753       --
                                                     --------- ---------
          Net cash provided by operating activities.   80,593    51,606
                                                     --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ... (105,538) (126,155)
  Decrease in other assets .........................      519       323
                                                     --------- ---------
          Net cash used in investing activities .... (105,019) (125,832)
                                                     --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................   (2,141)   (2,460)
  Other.............................................      --      1,184
  Repayments on short-term borrowings...............      --        --
  Net proceeds from long-term borrowings ...........      --     31,000
  Proceeds from issuance of Common Stock ...........   18,191    12,817
                                                     --------- ---------
          Net cash provided by financing activities.   16,050    42,541
                                                     --------- ---------
  Net increase (decrease) in cash and cash
   equivalents ......................................  (8,376)  (31,685)
  Cash and cash equivalents at beginning of period ..  55,058    35,843
                                                     --------- ---------
  Cash and cash equivalents at end of period ........ $46,682    $4,158
                                                     ========= =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest during the period .........   $6,392    $3,646
  Cash paid for income taxes during the period .....  $13,050   $24,820

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Accretion for dividends on Mandatorily Redeemable
     Series A Preferred Stock ......................   $  --     $2,688

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

Operating results for the quarter ended December 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.

Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                         ------------  ------------
                                              (in thousands)
Raw materials.....................            $3,849        $4,307
Work-in-process...................             5,276         5,843
Finished goods....................             7,671         1,687
                                         ------------  ------------
                                             $16,796       $11,837
                                         ============  ============

Recent Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, is effective for financial statements issued for periods ending after December 15, 1997, and requires that prior periods be
restated.   The provisions of SFAS No. 128 have been adopted in the
quarter ended December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which will require the reporting of additional financial information in a complete set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will require earlier periods to be restated to reflect application of the provisions of SFAS No.
130. The impact of the adoption of SFAS No. 130 on the financial statements of the Company has not yet been determined.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131,") "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. SFAS No. 131 supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15, 1997, and requires earlier years to be restated if practicable. The impact of the adoption of SFAS No. 131 on the financial statements of the Company has not yet been determined.

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

Results of Operations

Net Sales. Net sales increased 60.9% in the third quarter of fiscal 1998 to $98.6 million, up $37.4 million over the third quarter of fiscal 1997. For the first nine months of fiscal 1998 net sales of $265.8 million were $66.1 million or 33.1% higher than the same period in fiscal 1997. The increase in net sales during the three and nine month periods ending December 31, 1997 was primarily attributable to an increase in manufacturing capacity from continued expansion of the Company's production facilities, including the addition of two new sputtering lines during the third fiscal quarter of 1998. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

Gross Profit. Gross margin was 37.6 % and 38.0 % for the three and nine months ended December 31, 1997, respectively, compared with 40.6 % and 42.1 % for the three and nine months ended December 31, 1996, respectively. The decrease in gross margin for the three and nine months ended December 31, 1997 was primarily a result of a decline in average selling prices versus the comparable periods in the prior year, partially offset by decreased unit production costs, a result of the absorption of fixed costs over higher unit production volume, improved utilization of manufacturing capacity, and improved manufacturing processes.

Operating Expenses. Research and development expenses increased $702,000 and $2.2 million in the three- and nine-month periods ending December 31, 1997, respectively, compared to the same periods in 1996. Research and development expenses increased due to an increase in headcount related to the Company's new product introductions. Selling, general and administrative expenses increased $0.4 million and $1.9 million in the third quarter and first nine months of fiscal 1998, respectively, compared to same periods in the prior year. The increase in selling, general and administrative expenses reflected the increased headcount necessary to support higher production volume and unit shipments.

The Company anticipates that operating expenses will continue to increase in absolute dollars as headcount is increased to support new product introductions, and anticipated higher levels of production volume and unit shipments, although as a percentage of net sales, operating expenses may fluctuate from period to period.

Provision for Income Taxes.  For the nine months ended December
31, 1997 and 1996, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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


Liquidity and Capital Resources

Cash and cash equivalents decreased by $8.4 million to $46.7 million at December 31, 1997 from the end of the prior fiscal year. Cash flows from operations were $80.6 million for the nine-month period ended December 31, 1997 as compared to $51.6 million in the same period of 1996. Cash generated during the first nine months of fiscal 1998 reflected net income plus depreciation and amortization, as well as an increase in accrued liabilities, partially offset by increases in receivables and inventories and a decrease in accounts payable. Increased sales contributed to the increase in positive cash flow provided by operations during the first nine months of fiscal 1998.

The Company invested $105.5 million and $126.2 million in property, plant and equipment during the first nine months of fiscal 1998 and 1997, respectively. The Company expects to spend in excess of $150.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months, although there can be no assurance regarding the timing and amounts of such expenditures.

Cash provided by financing activities for the first nine months of fiscal 1998 reflected the $13.9 million generated from a public offering of the Company's common stock during the second quarter of fiscal 1998.

As of December 31, 1997, the Company's principal sources of liquidity consisted of cash and cash equivalents, and an unsecured $100.0 million revolving credit facility under which there were no borrowings.

The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion at least through fiscal 1999. Further expansion of the Company's manufacturing capacity may require the Company to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

PART II OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.
- - -----------
11.1           Statement Regarding Computation of Net Income per Share.

27.1           Financial Data Schedule.



(b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)


Date: February 10, 1998      BY:  /s/ Peter S. Norris
      -----------------          ------------------------------------
                                            Peter S. Norris
                                            Vice President, Finance and
                                            Chief Financial Officer


Date: February 10, 1998      BY:  /s/ Ronald L. Schauer
      -----------------          ------------------------------------
                                            Ronald L. Schauer
                                            President and
                                            Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.           Description
- - -----------           -----------

  11.1              Statement Regarding Computation of Net Income per Share.

  27.1              Financial Data Schedule