Form 10-K
period 1998-03-31
HMT TECHNOLOGY CORP
filed 1998-06-15
CIK 1005967

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------






                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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
    (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                        NUMBER)

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

COMMON STOCK, PAR VALUE $0.001                    NASDAQ NATIONAL MARKET
5 3/4% CONVERTIBLE SUBORDINATED                   NASDAQ SMALLCAP MARKET
       NOTES, DUE 2004

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1998 the aggregate market value of Common Stock held by non-affiliates was approximately $413.6 million. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of June 1, 1998, 43,416,320 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market (HMTT).


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrants Definitive Proxy Statement, which will be filed with the Commission pursuant to Registration 14A in connection with the 1998 Annual Meeting, are incorporated by reference in Part III of this Report.



================================================================================






















                           HMT TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                            PART I

Item  1.   Business
Item  2.   Properties
Item  3.   Legal Proceedings
Item  4.   Submission of Matters to a Vote of Security Holders

                                           PART II

Item  5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters
Item  6.   Selected Consolidated Financial Data
Item  7.   Management's Discussion and Analysis of Consolidated Financial
             Condition and Results of Operations
Item  8.   Consolidated Financial Statements and Supplementary Data
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

                                           PART IV

Item 14.   Exhibits, Consolidated Financial Statement Schedules and
             Reports on Form 8-K

                                       PART I



ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

        HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin film disks for high-end, high-capacity, and removable hard disk drives, which in turn are used in PCs, network servers and workstations. HMT was incorporated in Delaware in 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives.

        The disks currently being shipped by the Company are primarily for disk drives with storage capacities ranging from 2.0 to 16.8 gigabytes ("GB") (using two to eight disks), and all have coercivity levels of 2000 Oersted ("Oe") or higher. Since March 1994, the Company has focused on addressing the needs of the high-end, high-capacity segment of the disk drive market. HMT believes that its current operating results reflect its success in meeting these needs and that its future growth and success depend on its ability to continue to develop and market products that enable its customers to produce high- performance disk drives for high-end data storage applications. The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses to match the design and performance requirements of each particular customer. The Company's principal customers currently include Iomega Corporation ("Iomega"), Maxtor Corporation ("Maxtor"), Western Digital Corporation ("Western Digital"), and Samsung Electronic Company Limited ("Samsung"). During fiscal 1998, the Company also shipped disks to
Micropolis Corporation ("Micropolis.")    In May 1998, the Company announced it
had received qualification for, and would begin shipping disks to SyQuest Corporation ("SyQuest").


INDUSTRY BACKGROUND

  The Disk Drive Market

        Market demand for disks and disk drives has been growing steadily, stimulated by demand for new computers, upgrades to existing computers and the growing use of sophisticated network servers. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. According to Trend Focus, worldwide shipments of PCs were 69 million units in 1996 and 81 million units in 1997, and are projected to reach approximately 131 million units in 2001. In addition, the PC server market, driven by the trend toward networking applications and the expansion of the Internet, is expected to grow substantially through the year 2001.

        The combined demand from the PC and PC server markets has resulted in strong growth in unit shipments of disk drives. According to Trend Focus, worldwide shipments of hard disk drives were 131 million units in 1997 and are projected to be 223 million units in 2001. According to Trend Focus, the worldwide market for hard disk drives was approximately $26 billion in 1997. Strong overall demand for disk drives has also stimulated the growth of the thin film disk market. According to Trend Focus, there were 417 million thin film disks produced in 1997, with an estimated market value of $4.8 billion. Trend Focus projects that the total market for thin film disks will reach 681 million units in 2001, with an estimated market value of $6.8 billion.

        The applications being developed for PCs require greater storage capacity and, as a result, have sharply increased the demand for high-capacity disk drives. Users purchasing newer PCs for business and home are commonly attracted by the availability of greater processing power, larger databases, multimedia and other memory intensive applications and more sophisticated operating systems, such as Windows 95 or Windows NT. Increasing use of the Internet and on-line data, including image storage and retrieval, have further stimulated the demand for storage capacity. The disk drive industry has responded to this demand with significant technology and product advances. As a result, mean storage capacity per disk drive has increased from 213 megabytes ("MB") in 1993 to 690 MB in 1995 to 3.0 GB in 1997. Meanwhile, the average number of disks per drive has remained relatively constant at about 2.5 disks. While storage capacity has grown, the cost per MB has fallen from $1.26 in 1993 to $0.32 in 1995 and to $0.08 in 1997. Today's market continues to generate pressure for advances to facilitate these trends in computing, especially at the high-end. Thus, the Company believes that success in the disk drive market has depended and for the foreseeable future will depend on the ability of the disk drive manufacturer, together with its suppliers of critical components, such as thin film disks, to keep pace with these advances.

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

        Major improvements in disk drive performance have been based on technological advances in the principal components. In a typical disk drive today, the spindle/motor assembly rotates the disk at 5,200 to 10,000 revolutions per minute. The head reads and writes data onto the spinning disk while flying at a height of 0.5 to 1.5 microinches (0.013 to 0.038 micron) at data transfer rates of 110 to 160 megabits per second. The combination of modern head and disk technologies enables this drive to store data on 7,000 to 10,000 circumferential tracks per radial inch on the disk with 140,000 to 200,000 bits of data per inch along each track.

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

- Magnetics. Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted ("Oe"). The coercivity of the disk is determined by the types of disk substrate and thin film materials used, substrate surface conditions before disk sputtering, and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. As areal density increases, higher coercivity is needed to permit sharper transitions between magnetized regions. This allows each bit of data to be stored in a smaller area, and therefore more data can be stored in the same disk area. Advanced drive designs currently require coercivities in the range of 2400 to 2700 Oe, compared to a range of 950 to 1200 Oe eight years ago. The Company believes that most high-end disk drive manufacturers will require coercivities of 2800 Oe and above by the end of 1998. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 2000 to 2700 Oe, with over 50% of the Company's revenues during the three months ended March 31, 1998 deriving from disks with coercivities of 2300 Oe and above. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3200 Oe.

 - Glide Height. The glide height of the disk is the measure of the height at which the head can fly over the disk without hitting anything and is a standard used in the specification of the disk. The actual flying height of the head in the disk drive is higher than the glide height to provide a margin for safety. Glide height depends on the smoothness and flatness of the disk surface. The lower the disk head flies above the disk surface, the more accurately the head can read the magnetic signal, allowing a smaller magnetized region to store each bit of data and thereby contributing to increases in areal density. While the current industry standard glide height for advanced applications is 1.0 microinch, the Company expects that glide heights will decrease to less than 0.8 microinches by the end of 1998. The Company currently manufactures and sells disks in commercial quantities with glide heights of 1.2 microinches to 0.8 microinches.

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

STRATEGY

        The key elements of HMT's strategy are as follows:

- Establish and Maintain Leadership in High-End Product Technology. The Company focuses its development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, HMT is continually engaged in efforts to enhance its proprietary technologies and processes. For example, efforts in the alloy and process development area, focusing largely on non-precious metal alloys, are directed toward improving disk coercivity above the 3200 Oe level.

- Develop Collaborative Relationships with Leading Head and Disk Drive Manufacturers. The Company works closely with head manufacturers developing new technologies, including Magneto-Resistive ("MR"), Giant MR ("GMR"), Dual Stripe MR ("DSMR"), and Proximity MR head compatible disk. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into leading edge disk drives. HMT also seeks to establish strong relationships with its customers, enabling the Company to participate in establishing technological and design requirements for new products. The Company believes that close technical collaboration with its customers and their other suppliers during the design phase of the new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to reach cost effective high volume manufacturing rapidly, and enhances the likelihood that the Company will become a primary supplier of thin film disks for high performance disk drive products.

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

- Expand Manufacturing Capacity. In January of 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. In fiscal 1998, the Company installed six additional production scale sputtering lines in this new facility, and has plans for the installation of six more lines. The Company also completed the first phase of expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the fourth quarter of fiscal 1998, the Company began the second phase of expansion for the Eugene facility. The Company expects that added capacity will enable it to improve its ability to meet the demands of current customers and position it to take advantage of additional market opportunities.

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

PRODUCTS

        The Company provides a range of magnetic density points (coercivities), glide heights and disk thicknesses. HMT currently manufactures and sells disks in commercial quantities with substantially all having coercivities levels of 2000 Oe or higher and glide heights of 1.5 microinches or less. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3200 Oe.

        The Company's product mix continually shifts as technological advances are implemented in anticipation of demand for disks with improved performance characteristics, and the Company transitions production from less technologically sophisticated disks still in active use. For example, during the three months ended December 31, 1996, 2000 Oe and below products comprised 80% of total units shipped, as compared with the three months ended March 31, 1998, where 2100 Oe and above products comprised 70% of total units shipped.

        The Company's disks are currently used by seven disk drive manufacturers in more than nine different 3 1/2-inch disk drive products. Currently, these disks are used in fixed disk drives that have capacities ranging from 2.0 GB to 16.8 GB with storage capacity per disk ranging from 1 GB to 2.9 GB and removable disk drives that have capacities ranging from 1.0 GB to 2.0 GB with storage capacity per disk of approximately 500 MB to 1.0 GB. The Company has the technological capability to produce disks to fit standard form factors of 5 1/4-inches and below, although it currently produces only 3 1/2-inch disks.


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

  Manufacturing Process

        The Company's manufacturing process is briefly summarized as follows:

Machine, Chamfer, Bake, Grind, and Wash. The initial input to the production of a thin film disk is an aluminum blank that can be procured from a number of sources. To create specialized aluminum alloy substrates, HMT machines the inner edges of the blank to specified diameters, chamfers the inner and outer edges of the blank, and bakes the chamfered blank to relieve stress induced by the machine and chamfer processes. HMT then grinds the blank to achieve required gauge thickness and flatness, remove surface defects, and improve surface finish. HMT then washes the blank to remove particles. HMT currently produces these substrates through in-house manufacturing, but may from time to time purchase a portion of its requirements from independent vendors.

Plate, Polish, Texture and Wash. Aluminum substrates are plated with electroless Nickel-Phosphorous alloy, a non-magnetic layer critical to corrosion resistance that strengthens the disk and improves durability. The Company currently performs most of its nickel plating in-house. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface, reducing its roughness, while maintaining the overall flatness of the disk. The Company's texturizing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. HMT currently utilizes different texture processes, including laser texturing, to address different customer requirements. The final step in these front-end processes is washing to present a clean disk surface. Subsequent processes occur in class 10 clean rooms only.

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

Glide/Certify. In the test and certification process, each finished disk is electronically screened and certified as acceptable based on the customer's specifications. A robotically controlled tester electronically tests for glide performance. The tester then writes information onto the disk, reads it back and erases it, simulating performance in the customer's disk drive. Each disk is tested for parametrics, errors in the read/erase process and surface defects.

        The conversion of a specialized aluminum alloy substrate into a final product requires two days.


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

  Manufacturing Facilities and Capacity

        The Company's manufacturing facilities, distribution center and administrative offices are located in Fremont, California. The Company's Fremont facility received ISO 9001 certification in May 1996. The Company operates 24 production scale sputtering lines for production and development of products. A typical sputtering line consists of one sputtering machine and associated equipment, such as texturizers, lubricators, glide testers and certifiers. The Company's facilities currently operate seven days a week, 24 hours per day.

        The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. Four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. In fiscal 1998, the Company installed six additional production scale sputtering lines in this new facility, and has plans for the installation of six more lines. The Company also completed the first phase of expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the fourth quarter of fiscal 1998, the Company began the second phase of expansion for the Eugene facility.

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

        The Company believes its unique tribology approach, which minimizes detrimental interaction between the head and disk, is another area of strength. The method involves balancing the inter-relationship between texturizing, carbon overcoating and lubrication. The Company's texturing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. HMT currently utilizes different texture processes, including laser texturing to address different customer requirements. This process provides increased protection where the head most often comes into contact with the disk, while also minimizing the distance between the head and the disk magnetics in other regions of the disk where data is stored and read. A nitrogen-containing carbon overcoat offers superior wear resistance. Application of the Company's in-house blended lubricant results in disks that can withstand an extreme range of temperature and humidity conditions. These additional layers must be thick enough to achieve the desired protection of the disk and thin enough to minimize the distance between the head and the magnetic layer of the disk. The Company believes that its application of these technologies, with particular attention to the inter-relationship between the technologies and their combined effect on disk performance, have enabled it to develop competitive high-capacity disks.

        The Company also devotes considerable resources to developing disks for drives utilizing new head technology. Head technology, traditionally based on flying inductive heads that combine the read and write function within one head, is undergoing significant evolution. Important new technologies, such as MR heads, GMR, and DSMR heads, are emerging and are replacing older inductive technology. MR head technology separates the read and write function to different elements of the head. By physically disconnecting the writing and readback processes each can be individually tuned for optimized performance. The superior read/write performance of MR recording heads has made MR heads the dominant head technology at the present time. The Company expects GMR heads, which have even higher sensitivity than MR heads, thereby producing more output, to be the heads of the future. In order to take advantage of the technological potential of these new head technologies and enable the Company to play a role in setting design specifications for the disk drive product, HMT works directly with head manufacturers to develop compatible disks. The Company has demonstrated the ability to produce disks for the new head formats through the use of new alloy systems, modified equipment and optimized processes.

        The Company believes that its materials science expertise and ongoing commitment to developing new technologies is critical to remaining competitive and achieving desired operating results. The Company expects its research and development effort to remain focused on alloy and process development, substrate finish and texture, overcoat development, and compatibility with advanced recording concepts. As it has done in the past, the Company intends to conduct many of its development programs directly on active production lines, facilitating transition to high volume commercial production and minimizing development expense. During the fiscal years 1996, 1997 and 1998, the Company incurred $3.8 million, $5.8 million, and $8.8 million, respectively, of research and development expenses. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products.

CUSTOMERS, SALES AND SUPPORT

        The Company sells its products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to the Company's principal customers in fiscal 1998, fiscal 1997 and fiscal 1996:

                                     Fiscal     Fiscal     Fiscal
                                      1998       1997       1996
                                    ---------  ---------  ---------
      Maxtor.......................     23.4%      40.7%      40.5%
      Samsung......................     16.0%      19.8%       0.1%
      Iomega.......................     28.9%      12.2%       2.4%
      Western Digital..............     19.0%      11.9%      35.8%

        The Company's other customers during fiscal 1998 included Micropolis and Quantum Corporation ("Quantum"). During the third quarter of fiscal 1998, Micropolis filed for protection under Chapter 7 of the Bankruptcy Code.
Iomega utilizes the disks in its removable media hard disk drives. Due to cessation of its high- end manufacturing operations, Quantum's high-end products are now being manufactured by Matsushita Kotobuki Electronics Industries ("MKE"), and the Company shipped products to MKE during fiscal 1998. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter.

        The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June, 2001. This agreement is subject to a number of conditions and qualifications; and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

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

        Although the Company has broadened its customer base, there are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Additionally, there is the possibility that one or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, Maxmedia, an affiliate of Maxtor, has recently commenced internal media production of thin film disks. There has also been a trend toward consolidation in the disk drive industry that the Company expects to continue. For example, during fiscal 1998, StorMedia Incorporated ("StorMedia"), one of the Company's competitors, acquired another of the Company's competitors; Akashic Memories Corporation, a subsidiary of Kubota, Inc. ("Akashic"). If any of the Company's customers or competitors were to combine and rationalize suppliers and competitive product lines, the Company's business, results of operations and financial condition could be materially adversely affected.



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

COMPETITION

        Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitors are Komag, Incorporated ("Komag"), and StorMedia. Asian-based competitors include Fuji Electric Company Limited ("Fuji"), Mitsubishi Kasei Corporation ("Mitsubishi"), Trace Corporation ("Trace"),
Showa Denko K.K. ("Showa Denko") and Hoya Corporation ("Hoya"). Certain of these companies have significantly greater financial, technical and marketing resources than the Company. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate Technology, Inc. ("Seagate"), Western Digital and an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent manufacturers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use, or that disk manufacturing capacity will not exceed demand. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation.

        The market for thin film disk products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting this market include performance, quality, delivery capability and price. The Company believes that its products compete favorably in the high-end segment of the market that it serves, especially with respect to performance and quality. The thin film disk industry is characterized by short product life cycles, ranging from nine to twelve months. As a result, the Company must continually anticipate, and adapt its products to meet, demand for increased storage capacity. There can be no assurance that in the future the Company will be able to manufacture products on a timely basis with the quality and features necessary in order to remain competitive. In addition, the development of technologically innovative products requires substantial investments in research and development. Specifically, the thin film disk industry is characterized by intense price competition. The Company has experienced significant pricing pressures in the past, and there can be no assurance that the Company will not experience further increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 37 patents and 11 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

         On December 16, 1996, Virgle L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-96 21055 JW ("Hedgcoth I"), Mr. Hedgcoth alleges that certain HMT disks infringe three patents allegedly owned by him (the "Hedgcoth I Patents"). On July 1, 1997, Mr. Hedgcoth filed a second lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-97 20581 JW ("Hedgcoth II"), Mr. Hedgcoth alleges that certain HMT disks infringe a fourth patent allegedly owned by him (the "Hedgcoth II Patent"). Each of the Hedgcoth I and Hedgcoth II complaints seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed counterclaims in Hedgcoth I and Hedgcoth II seeking declaratory judgments that the Hedgcoth I Patents and the Hedgcoth II Patent are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors -- Intellectual Property and Proprietary Rights."

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

SOURCES OF SUPPLY

        The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including substrates, texturizers, plating chemicals, abrasive tapes and slurries, certifier heads, sputtering systems, sputter targets and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will not be available only with longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, would require that the product be requalified with each customer. Requalification could prevent an early design, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. While the Company has implemented procedures to monitor the quality of the materials received from its suppliers, there can be no assurance that materials will meet the Company's specifications and will not adversely impact manufacturing yields or cause other production problems. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

        As of March 31, 1998, the Company had 2,248 full-time employees, with 2,008 in manufacturing, 84 in research and development, 89 in quality assurance and 67 in administration and marketing. The Company believes it generally has good relations with its employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical personnel is vital to its success. Although competition for such personnel is intense, the Company believes that it has not historically experienced difficulties in attracting personnel that are significantly different from those experienced by its competitors.

RECAPITALIZATION TRANSACTION

        On November 30, 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization"). The Leveraged Recapitalization and related transactions consisted of: (i) the repurchase by the Company from Hitachi Metals of shares of Common Stock representing all the outstanding capital stock of the Company for an aggregate purchase price of $52.1 million in cash;
(ii) the recapitalization of the Company through the issuance of 21,968,057 shares of Common Stock for an aggregate purchase price of approximately $0.7 million, 5,900,000 shares of Series A Preferred Stock ("Series A Preferred Stock") for an aggregate purchase price of approximately $59.0 million, $47.0 million of subordinated promissory notes ("Subordinated Notes") and $60.0 million in senior debt with associated warrants to purchase 701,344 shares of Common Stock at an exercise price of $0.0003 per share and (iii) the grant of options to purchase 11,451,865 shares of Common Stock under the 1995
Management Stock Option Plan ("Management Plan") and 1995 Stock Option Plan ("Stock Plan" and collectively with the Management Plan, "Stock Plans"). The purchasers of the Company's securities in the Leveraged Recapitalization included certain investment funds affiliated with Summit Partners, L.P. ("Summit Partners") and certain other investment funds, the Company's management and employees and Hitachi Metals. The terms of the Leveraged Recapitalization were determined through negotiations between Hitachi Metals and Summit Partners, who, prior to the Leveraged Recapitalization, did not have any affiliation with the Company. Pursuant to these negotiations, the shares of Common Stock were valued at $0.03 per share. The Series A Preferred Stock was valued at $10.00 per share, and the Subordinated Notes were valued at face value. The values of these securities were confirmed by a third party appraisal.

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

        The Company derives substantially all of its net sales from the sale of thin film disks to a small number of customers. The Company typically supplies disks in volume for a limited number of disk drive products (nine as of March 31, 1998) at any one time, and these products have an extremely short life cycle. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. Generally, new products have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor in its continued success. Moreover, manufacturing yields and production capacity utilization impact the Company's operating results. New products often have lower manufacturing yields and are produced in lower quantities than more mature products. If production for a disproportionate number of new products is commenced in a given quarter or if manufacturing yields for such products do not improve in a timely manner, the Company's operating results for such quarter could be adversely affected. For example, during the quarter ended March 31, 1997, the Company's operating results were adversely affected due partly to lower yields associated with initial production of a significant number of new products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. The ability to adjust manufacturing procedures to reduce costs and improve manufacturing yields and productivity during a product's life is limited, and many adjustments can only be implemented in connection with new product introductions or upgrades. Small variations in manufacturing yields and productivity can have a significant impact on operating results. Furthermore, because the thin film disk industry is capital intensive and requires a high level of fixed costs, operating results are also extremely sensitive to changes in volume. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling without significant penalties. The impact of any of the foregoing factors could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS; LENGTHY SALES CYCLE

        During fiscal 1998, the Company shipped most of its thin film disks to four customers: Iomega, Maxtor, Western Digital, and Samsung. Aggregate shipments to Iomega, Maxtor, Western Digital, and Samsung represented 28.9 %,
23.4 %, 19.0 % , and 16.0 %, respectively, of net sales in fiscal 1998. There are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales and operating results. During 1997, one of the Company's customers, Micropolis, filed for protection under Chapter 7 of The Bankruptcy Code. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. The Company's success will therefore depend on the success of its key customers. One or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, two of the Company's customers, Western Digital and an affiliate of Maxtor, manufacture thin film disks for their own use. There has also been a trend toward consolidation in the disk drive industry, which the Company expects to continue. For example, in February 1996, two leading disk drive manufacturers, Seagate and Conner Peripherals, Inc., combined to form the world's largest disk drive manufacturing company. In addition, during fiscal 1996, Hewlett-Packard Co. exited the disk drive business. If any of the Company's customers or competitors were to combine and reduce suppliers and competitive product lines, the Company's business, operating results and financial condition could be materially adversely affected. For example during fiscal 1998, StorMedia Incorporated ("StorMedia"), one of the Company's competitors acquired another of the Company's competitors;
Akashic Memories Corporation, a subsidiary of Kubota, Inc. ("Akashic").

        The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June 2001. This agreement is subject to a number of conditions and qualifications, and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

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

DEPENDENCE ON INTENSELY COMPETITIVE AND CYCLICAL HARD DISK DRIVE
INDUSTRY

        The Company's operating results are dependent on current and anticipated demand for high-end, high-capacity hard disk drives, which in turn depend on the demand for high-end PCs, network servers and workstations. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin film disks, as well as pricing pressures. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components, including thin film disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. In recent years, the disk drive industry has experienced significant growth, providing the Company with the opportunity to expand its capacity. There can be no assurance that such growth will continue, that the level of demand will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the hard disk drive industry is intensely competitive, and, in the past, some disk drive manufacturers have experienced substantial financial
difficulties.   For example, during 1997, one of the Company's customers,
Micropolis, filed for protection under Chapter 7 of the Bankruptcy Code. However, there can be no assurance that the Company will not face greater difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on the Company's business, operating results and financial condition.

EXPANSION OF CAPACITY

        Because the Company has been operating at close to full capacity, growth, if any, in the Company's net sales depends on the successful expansion by the Company of its manufacturing capacity. The Company recently completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. In fiscal 1998, the Company installed an additional six production scale sputtering lines in this new facility, and has plans for the installation of six more lines. The Company also completed the first phase of expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the fourth quarter of fiscal 1998, the Company began the second phase of expansion for the Eugene facility.

     The Company currently expects to spend in excess of $100 million over the next twelve months for expansion of production capacity, a substantial majority of which will be spent on the Company's Fremont, California facility. Any delay in the completion of any of these expansion programs could have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

        The market for the Company's products is highly competitive, and the Company expects competition to continue in the future. There can be no assurance that in the future the Company will be able to develop and manufacture products on a timely basis with the quality and features necessary in order to remain competitive. Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitors are Komag and StorMedia. Asian-based competitors include Fuji, Mitsubishi, Trace, Showa Denko and Hoya. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate, Western Digital and an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent suppliers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company.

        Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation. Specifically, the thin film disk industry is characterized by intense price competition. The Company experienced significant pricing pressure during fiscal 1998, and there can be no assurance that the Company will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition.

        During fiscal 1998, many of the Company's competitors and customers increased disk manufacturing capacity, resulting in industry capacity in excess of levels of demand. As a result, many of the Company's customers and competitors have experienced recent financial difficulties, resulting in increased competition .

These increased levels of competition, could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON SUPPLIERS

        The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including aluminum blanks, substrates, texturizers, sputtering systems, sputter targets, plating chemicals, abrasive tapes and slurries, certifier heads and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, would require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

PROCESS QUALITY CONTROL RISKS

     The manufacture of the Company's high-performance thin film disks requires a tightly controlled multi-stage process and the use of high-quality materials. Efficient production of the Company's products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of the Company's manufacturing operation depends in part on the Company's ability to maintain process control and minimize such impurities in order to maximize its yield of acceptable high-quality disks. Minor variations from the Company's specifications could have a disproportionately adverse impact on manufacturing yields. For example, in the quarter ended March 31, 1995, the Company's operating results were materially adversely affected by chlorine contamination of its thin film disk products that it believes resulted from chlorine contamination of disk carriers
provided by one of its suppliers.   While the Company has implemented
procedures to monitor its manufacturing process and the quality of production materials, there can be no assurance that such procedures will be adequate.

NEED FOR ADDITIONAL FINANCING

        The disk media business is capital intensive, and the Company believes that in order to remain competitive, it may require additional financing resources over the next several years for capital expenditures, working capital, and research and development. Among other things, the Company's customers prefer suppliers that can meet a substantial portion of their volume requirements, so the Company will need to expand its manufacturing capacity to remain competitive. The Company currently expects to spend in excess of $100 million on capital expenditures principally directed toward expansion of production capacity over the next twelve months. The Company believes that existing cash balances, cash generated from operations, and funds available under its credit facility will provide adequate cash to fund its operations for at least the next twelve months. While operating activities are expected to provide cash in certain periods, continued expansion of the Company's
manufacturing   capacity may require the Company to obtain additional sources
of financing.   Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. If it were to accelerate or increase the scope of its facilities expansion, the Company could require additional capital prior to that time. As of March 31, 1998, the Company had approximately $88.7 million in working capital, including approximately $25.0 million in cash and cash equivalents. In addition, the Company's operations generated cash flow of $84.9 million during the year ended March 31, 1998.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 37 patents and 11 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

        The Company is from time to time notified by third parties that it may be infringing patents owned by such third parties. If necessary, the Company may have to seek a license under such patents or modify its products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patents, in which case the Company's business, operating results and financial condition could be materially adversely affected.

     On December 16, 1996, Virgle L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-96 21055 JW ("Hedgcoth I"), Mr. Hedgcoth alleges that certain HMT disks infringe three patents allegedly owned by him (the "Hedgcoth I Patents"). On July 1, 1997, Mr. Hedgcoth filed a second lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-97 20581 JW ("Hedgcoth II"), Mr. Hedgcoth alleges that certain HMT disks infringe a fourth patent allegedly owned by him (the "Hedgcoth II Patent"). Each of the Hedgcoth I and Hedgcoth II complaints seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed counterclaims in Hedgcoth I and Hedgcoth II seeking declaratory judgments that the Hedgcoth I Patents and the Hedgcoth II Patent are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition.

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

DEPENDENCE ON KEY PERSONNEL

        The Company's future operating results depend in significant part upon the continued contributions of its officers and personnel, many of whom would be difficult to replace. The Company does not have employment agreements with any employee. The loss of its officers or other key personnel, who are critical to the Company's success, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, the Company's future operating results depend in part upon the Company's ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense, especially since many of the Company's competitors are located near the Company's facilities in Fremont, California. Among the competitive factors in attracting personnel are compensation and benefits, equity incentives and geographic location. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of the services of existing personnel as well as the failure to recruit additional personnel could materially adversely effect the Company's business, operating results and financial condition.

DEPENDENCE ON FREMONT MANUFACTURING FACILITIES; ENVIRONMENTAL ISSUES

        The Company's Fremont facilities, which currently account for all of its finished products, are located near major earthquake faults. Disruption of operations at any of the Company's facilities for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

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

RISKS OF INTERNATIONAL SALES

        In fiscal 1997 and 1998, substantially all of the Company's net sales consisted of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies, and the Company anticipates that the substantial majority of its products will be delivered to customers outside of the United States for the foreseeable future. Accordingly, the Company's operating results are subject to the risks of doing business in foreign jurisdictions, including compliance with, or changes in, the law and regulatory requirements of foreign jurisdictions, local content rules, taxes, tariffs or other barriers, and transportation delays and other interruptions. Although presently all of the Company's sales are made in U.S. dollars, there can be no assurance that future international sales will not be denominated in foreign currency.

ANTI-TAKEOVER EFFECTS

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

        Various factors such as changes in prevailing interest rates or changes in perceptions of the Company's creditworthiness could cause the market price of the Company's 5 _% Convertible Subordinated Notes due 2004 ("Convertible Notes") to fluctuate significantly. The trading price of the Convertible Notes could also be significantly affected by the market price of the Common Stock, which could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of technological innovations or new products by the Company, its customers or its competitors, developments in patents or other intellectual property rights, general conditions in the computer or disk drive industry and general economic and market conditions.

ITEM 2. PROPERTIES

        The Company owns one 57,776 square foot building, used for manufacturing and administration, on approximately 4.3 acres of land in Fremont, California and another 124,000 square foot manufacturing and administrative facility on an adjacent five acre parcel. The Company leases an adjacent 50,400 square foot building used primarily for manufacturing under a lease that expires in December 1998 with four five-year extension options. The Company also leases a nearby 60,312 square foot building used for administration, engineering and distribution, under a lease that expires in May 1999.

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

ITEM 3. LEGAL PROCEEDINGS

        On December 16, 1996, Virgle L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-96 21055 JW ("Hedgcoth I"), Mr. Hedgcoth alleges that certain HMT disks infringe three patents allegedly owned by him (the "Hedgcoth I Patents"). On July 1, 1997, Mr. Hedgcoth filed a second lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-97 20581 JW ("Hedgcoth II"), Mr. Hedgcoth alleges that certain HMT disks infringe a fourth patent allegedly owned by him (the "Hedgcoth II Patent"). Each of the Hedgcoth I and Hedgcoth II complaints seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed counterclaims in Hedgcoth I and Hedgcoth II seeking declaratory judgments that the Hedgcoth I Patents and the Hedgcoth II Patent are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition; however, this forward looking statement is subject to risks and uncertainties, including those described in "Risk Factors -- Intellectual Property and Proprietary Rights".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                       PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The following table sets forth, for the calendar periods indicated, the range of high and low closing sales prices, as reported on the Nasdaq National Market from March 13, 1996 through March 31, 1998.

                                            PRICE RANGE OF
                                             COMMON STOCK
                                        ----------------------
                                           High         Low
                                        ----------  ----------
Fiscal 1997
   First Quarter.....................    $28 1/4     $10 1/2
   Second Quarter....................    $21 3/4     $12 3/4
   Third Quarter.....................    $21 11/16   $12 5/8
   Fourth Quarter....................    $22         $12 1/4

Fiscal 1998
   First Quarter.....................    $14 5/8     $10
   Second Quarter....................    $17         $12 3/8
   Third Quarter.....................    $20         $12 1/2
   Fourth Quarter....................    $13 3/4      $9 15/16

        As of June 1, 1998, there were approximately 211 holders of record of the Common Stock. On June 1, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $11.125 per share.

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


Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)
                                                         Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $356,194   $263,209   $194,401    $72,893    $64,242
Cost of sales...............................   225,599    156,277    119,803     67,539     67,648
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................   130,595    106,932     74,598      5,354     (3,406)
                                              ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..................     8,825      5,812      3,803      3,130      2,781
  Selling, general and administrative.......    13,679     11,803      7,774      4,230      5,115
  Recapitalization expenses.................        --         --      4,347         --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........    22,504     17,615     15,924      7,360      7,896
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................   108,091     89,317     58,674     (2,006)   (11,302)
Interest expense, net.......................     8,194      3,329      8,578      6,915      6,001
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................    99,897     85,988     50,096     (8,921)   (17,303)
Income tax provision (benefit)..............    29,969     25,400      2,590         20         22
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary debt
  extinguishment costs......................    69,928     60,588     47,506     (8,941)   (17,325)
Extraordinary debt extinguishment costs, net
  of income taxes...........................        --         --      1,127         --         --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................    69,928     60,588     46,379     (8,941)   (17,325)
Accretion reversal (accretion) for dividends
  on Mandatorily Redeemable Series A
  Preferred Stock...........................        --      1,157     (1,157)        --         --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) available for common
  stockholders..............................   $69,928    $61,745    $45,222    ($8,941)  ($17,325)
                                              =========  =========  =========  =========  =========
Net income (loss) available for common
  stockholders per share(1)
  Basic...................................       $1.66      $1.52      $1.28     ($0.26)    ($0.50)
                                              =========  =========  =========  =========  =========
  Diluted.................................       $1.40      $1.35      $1.28     ($0.26)    ($0.50)
                                              =========  =========  =========  =========  =========
Shares used in computing per share
  amounts(1)
  Basic...................................      42,196     40,493     35,224     34,822     34,822
  Diluted.............................          54,542     46,019     35,224     34,822     34,822

                                                                    March 31,
                                              -----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)...................   $88,699    $71,827    $45,899   ($82,715)  ($71,175)
Total assets................................   478,223    373,389    165,786     75,936     84,104
Long-term and senior bank debt, less current
  portion...................................        --         --         --      9,750     12,200
Subordinated promissory notes payable to
  stockholders..............................        --         --     47,000         --         --
Mandatorily Redeemable Series A Preferred
  Stock.....................................        --         --     60,157         --         --
5 3/4% Convertible Subordinated Notes.......   230,000    230,000         --         --         --
Total stockholders' equity (deficit)........   182,452     95,442     19,524    (51,550)   (46,093)

----------------

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

        Beginning in fiscal 1995, HMT's management team, many of whom had joined the Company since February 1994, refocused the strategy and operations of the Company. The new management concentrated on the 3 1/2-inch disk form factor, focused on the high-end, high-capacity segment of the disk drive market and expanded the Company's customer base. In addition, HMT implemented an extensive quality assurance program, developed proprietary manufacturing processes and optimized production capacity utilization. These changes resulted in higher production volumes, lower unit costs, and higher average selling prices primarily associated with new high-end products. As a result, the Company has increased sales and improved gross margins, achieving net income of $60.6 million for fiscal 1997 and $69.9 million for fiscal 1998, compared with a net loss of $8.9 million for fiscal 1995.

        During March and April 1996, the Company sold 9,660,000 shares of Common Stock at $10.00 per share (including exercise of the underwriters' over-allotment option) through its initial public offering. The net proceeds (after underwriter's discounts and commissions and other costs associated with the initial public offering) totaled $88.7 million. In January 1997, the Company completed a $230 million private placement of the Convertible Notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after offering costs). Proceeds from the issuance of the Convertible Notes were used to fully redeem the $59 million of Mandatorily Redeemable Series A Preferred Stock and to prepay the $47 million principal balance of the subordinated promissory notes issued pursuant to the Leveraged Recapitalization plus accrued interest and to fully repay $41 million in long-term borrowings outstanding.

        In January 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The administrative office areas and four production scale sputtering lines were brought into service during the fourth quarter of fiscal 1997. In fiscal 1998, the Company installed six additional production scale sputtering lines in this new facility, and has plans for the installation of six more lines. The Company also completed the first phase of expansion of its facility in Eugene, Oregon during fiscal 1997, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the fourth quarter of fiscal 1998, the Company began the second phase of expansion for the Eugene facility. The Company expects that added capacity will enable it to improve its ability to meet the demands of current customers and position it to take advantage of additional market opportunities.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                         Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales...............................      63.3%      59.4%      61.6%      92.7%     105.3%
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................      36.7%      40.6%      38.4%       7.3%      -5.3%

Operating expenses:
  Research and development..................       2.5%       2.2%       2.0%       4.3%       4.3%
  Selling, general and administrative.......       3.9%       4.5%       4.0%       5.8%       8.0%
  Recapitalization expenses.................        --         --        2.2%        --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........       6.4%       6.7%       8.2%      10.1%      12.3%
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................      30.3%      33.9%      30.2%      -2.8%     -17.6%
Interest expense, net.......................       2.3%       1.2%       4.4%       9.4%       9.3%
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................      28.0%      32.7%      25.8%     -12.2%     -26.9%
Income tax provision (benefit)..............       8.4%       9.7%       1.4%       0.1%       0.1%
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary debt
  extinguishment costs......................      19.6%      23.0%      24.4%     -12.3%     -27.0%
Extraordinary debt extinguishment costs, net
  of income taxes...........................        --         --        0.5%        --         --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................      19.6%      23.0%      23.9%     -12.3%     -27.0%
                                              =========  =========  =========  =========  =========


FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

        Net Sales. Net sales were $356.2 million in fiscal 1998, $263.2 million in fiscal 1997, and $194.4 million in fiscal 1996. This represented an increase of 35.3% from fiscal 1997 to fiscal 1998, and an increase of 35.4% from fiscal 1996 to fiscal 1997. The unit sales volume increased 54.6% from fiscal 1997 to fiscal 1998 while average selling prices declined 12.5% over the same period. The unit sales volume increased 60% from fiscal 1996 to fiscal 1997 while average selling prices declined 16% over the same period. The increase in net sales in fiscal 1998 and 1997 was primarily attributable to an increase in manufacturing capacity, resulting from the addition of six sputtering lines, and improved utilization of existing capacity and improved manufacturing processes, resulting in higher production volume and unit shipments. The Company anticipates that average selling prices will fluctuate with industry supply and demand. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

        Gross Profit. Gross margin was 36.7% in fiscal 1998, 40.6% in fiscal 1997, and 38.4% in fiscal 1996. The decrease in gross margin in fiscal 1998 was primarily a result of lower average selling prices, somewhat offset by decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, and the absorption of fixed costs over higher unit production volume. The increases in gross margin in fiscal 1997 and fiscal 1996 were primarily a result of decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes, and the absorption of fixed costs over higher unit production volume, somewhat offset by lower average selling prices. Production of aluminum and nickel plated substrates at the Eugene, Oregon manufacturing facility (which was acquired during the first quarter of fiscal 1997) and lower substrate and other raw material prices also contributed to a decrease in the unit cost during fiscal 1997.

        Research and Development. Research and development expenses were $8.8 million or 2.5% of net sales, in fiscal 1998, $5.8 million, or 2.2% of net sales, in fiscal 1997, and $3.8 million, or 2.0% of net sales, in fiscal 1996. Research and development expenses increased in absolute dollars in fiscal 1998, 1997 and 1996 due to an increase in headcount related to the Company's new product introductions, as well as increased efforts to expand research and to provide enabling technology elements for advanced products. The Company develops manufacturing processes for new products directly on active production lines during the research and development phase, avoiding the need for substantial capital investment in dedicated research equipment. The Company anticipates that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

        Selling, General and Administrative. Selling, general and administrative expenses were $13.7 million or 3.9% of net sales, in fiscal 1998, $11.8 million, or 4.5% of net sales, in fiscal 1997, and $7.8 million, or 4.0% of net sales, in fiscal 1996. The continued increase in selling, general and administrative expenses in absolute dollars primarily reflected increased headcount necessary to support higher production volume and unit shipments. The Company anticipates that selling, general and administrative expenses will continue to increase in absolute dollars as headcount is increased to support anticipated higher levels of production volume, although as a percentage of net sales, selling general and administrative expenses may fluctuate from period to period.

        Recapitalization Expenses. The Company effected the Leveraged Recapitalization on November 30, 1995, and recorded a $4.3 million charge for related expenses for the quarter ended December 31, 1995.

        Interest Expense, Net. Interest expense, net was $8.2 million or 2.3% of net sales, in fiscal 1998, $3.3 million, or 1.3% of net sales, in fiscal 1997, and $8.6 million, or 4.4% of net sales, in fiscal 1996. The fiscal 1998 increase in interest expense, net was primarily a result of the $13.8 million interest expense recorded on the Company's Convertible Notes, (issued in January 1997), somewhat offset by the $2.1 million increase in capitalized interest. The fiscal 1997 decrease was primarily a result of interest earned on excess cash balances, lower average debt balances and a $2.1 million increase in capitalized interest. The Company anticipates interest expense, net will increase in absolute dollars as a result of lower average invested cash balances and lower capitalized interest as construction-in-progress balances decrease.

        Provision for Income Taxes. The Company recorded income tax provisions of $30.0 million, $25.4 million, and $2.6 million in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 and 1997 tax rates of approximately 30% reflected statutory federal and state rates, reduced primarily by benefits realized from the establishment of a foreign sales corporation, utilization of state credits and implementation of other state tax planning strategies.

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

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1998 and fiscal 1997, the Company financed its cash requirements through cash from financing activities and operations.

        The Company's operations provided net cash of $84.9 million, $90.7 million, and $50.4 million for fiscal 1998, 1997 and 1996, respectively. Cash generated during fiscal 1998 reflected net income plus depreciation and amortization, an increase in deferred tax and accrued liabilities, partially offset by increases in inventories and receivables. Increased sales and improved margins contributed to the positive cash flow provided by operations in each of the past two fiscal years.

        For fiscal 1998 and fiscal 1997, net cash used in investing activities was $118.5 million and $208.2 million, respectively. The Company invested $130.3 million and $199.4 million in property, plant and equipment during fiscal 1998 and fiscal 1997, respectively.

        During fiscal 1998 and 1997, net cash from financing activities was $14.4 million and $125.9 million, respectively. Cash provided by financing activities for fiscal 1998 reflects the $13.4 million received for common stock issued in connection with the Company's follow-on offering, the employee stock purchase plan, and the incentive stock option ("ISO") plans, as well as a $2 million tax benefit for disqualifying dispositions related to the Company's ISO plans.

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

        As of March 31, 1998, the Company's principal sources of liquidity consisted of $25.0 million in cash, cash equivalents and short-term investments, and a $100.0 million unsecured revolving credit facility under
which there were no borrowings.   The Company must comply with certain
restrictive financial covenants and conditions as defined in the unsecured revolving credit facility. At March 31, 1998, the Company had indebtedness of $230.0 million in Convertible Notes, that require semi-annual interest payments which began July 15, 1997. The Company expects to spend in excess of $100.0 million on capital expenditures directed toward expansion of production capacity over the next twelve months.

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

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which will require the reporting of additional financial information in a complete set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130. The Company believes that the adoption of SFAS 130 will have an immaterial effect on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131,") "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. SFAS No. 131 supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15, 1997, and requires earlier years to be restated if practicable. The Company believes that it operates in one segment for purposes of SFAS 131.

YEAR 2000 COMPLIANCE

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes, with modification to existing software and conversion to new software, the "Year 200" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. However, if such modifications and conversions are not made, or not completed timely, the "Year 2000" issue could have a material adverse impact on the operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company will initiate formal communications with all of its significant suppliers and large customers in fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems of other companies on which significant suppliers and large customers rely upon will be timely converted, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems will not have a material adverse impact on the Company.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required by this item and the related consolidated financial statement schedule are set forth in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Management" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on July 20, 1998 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

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


                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

        (a) Documents filed as part of this Report:

        1. FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Financial Statement Schedules.


        2. FINANCIAL STATEMENT SCHEDULES. See "Schedule II --
            All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

        3. LIST OF EXHIBITS. See Index of Exhibits

        (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

        (c) Exhibits:

        The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMT TECHNOLOGY CORPORATION

               DATE: June 15, 1998     By:   /s/ RONALD L. SCHAUER
                                          ----------------------------------
                                                  Ronald L. Schauer
                                          President, Chief Executive Officer
                                              and Chairman of the Board
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                         Title                     Date
-------------------------  -----------------------------------  -------------
/s/ RONALD L. SCHAUER      President, Chief Executive Officer   June 15, 1998
-----------------------    and Chairman of the Board
     Ronald L. Schauer     (Principal Executive Officer)

/s/ PETER S. NORRIS        Vice President, Finance, Chief       June 15, 1998
-----------------------    Financial Officer and Treasurer
      Peter S. Norris      (Principal Financial Officer)

/s/ BRUCE C. EDWARDS       Director                             June 15, 1998
-----------------------
     Bruce C. Edwards

/s/ WALTER G. KORTSCHAK    Director                             June 15, 1998
-----------------------
    Walter G. Kortschak

/s/ NEIL M. GARFINKEL      Director                             June 15, 1998
-----------------------
    Neil M. Garfinkel

/s/ DONALD P. BEADLE       Director                             June 15, 1998
-----------------------
    Donald P. Beadle

/s/ RICHARD S. LOVE        Director                             June 15, 1998
-----------------------
    Richard S. Love

/s/ HARRY G. VAN WICKLE    Director                             June 15, 1998
-----------------------
   Harry G. Van Wickle


                           HMT TECHNOLOGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Financial Statements:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Stockholders' Equity (Deficit)
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

      Schedules:
         II -- Valuation and qualifying accounts


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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMT Technology Corporation and its subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

        COOPERS & LYBRAND L.L.P.

San Jose, California
April 20, 1998




                           HMT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                          March 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................      $24,985      $44,225
  Short-term investments........................          --        10,833
  Receivables -- trade, net of allowance for
     doubtful accounts of $1,327 and $1,055 at
     March 31, 1998 and 1997, respectively......       70,016       35,771
  Other receivables.............................          644           23
  Inventories...................................       18,400       11,837
  Deposits, prepaid expenses and other assets...          629          474
  Deferred income taxes.........................       12,249        6,532
                                                    ----------   ----------
          Total current assets..................      126,923      109,695
Construction in progress........................       53,373       76,433
Property, plant and equipment, net..............      290,483      178,875
Other assets....................................        7,444        8,386
                                                    ----------   ----------
          Total assets..........................     $478,223     $373,389
                                                    ==========   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................      $27,301      $26,424
  Accrued liabilities...........................        8,270        8,765
  Obligations under capital leases -- current
     portion....................................        2,653        2,679
                                                    ----------   ----------
          Total current liabilities.............       38,224       37,868
Obligations under capital leases, net of
  current portion...............................          555        3,172
Other long-term liabilities.....................        7,984        3,562
Deferred income taxes...........................       19,008        3,345
5 3/4% Convertible Subordinated Notes, due 2004.      230,000      230,000
                                                    ----------   ----------
          Total liabilities.....................      295,771      277,947
                                                    ----------   ----------
Commitments (Note 6)

Common Stock, $0.001 par value; authorized:
  100,000,000 shares; issued and outstanding:
  43,157,143 and 41,046,360 shares at March 31,
  1998 and 1997, respectively...................           43           41
Additional paid-in capital......................      109,164       92,084
Retained earnings...............................      149,894       79,966
Distribution in excess of basis (Note 1)........      (76,649)     (76,649)
                                                    ----------   ----------
          Total stockholders' equity............      182,452       95,442
                                                    ----------   ----------
          Total liabilities and stockholders'
            equity..............................     $478,223     $373,389
                                                    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                   Years Ended March 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
Net sales.................................  $356,194     $263,209     $194,401
Cost of sales.............................   225,599      156,277      119,803
                                           ----------   ----------   ----------
  Gross profit............................   130,595      106,932       74,598
                                           ----------   ----------   ----------
Operating expenses:
  Research and development................     8,825        5,812        3,803
  Selling, general and administrative.....    13,679       11,803        7,774
  Recapitalization expenses...............       --           --         4,347
                                           ----------   ----------   ----------
     Total operating expenses.............    22,504       17,615       15,924
                                           ----------   ----------   ----------
     Operating income (loss)..............   108,091       89,317       58,674

Interest expense, net.....................     8,194        3,329        8,578
                                           ----------   ----------   ----------
     Income (loss) before income tax
      provision and extraordinary debt
      extinguishment costs................    99,897       85,988       50,096
Income tax provision......................    29,969       25,400        2,590
                                           ----------   ----------   ----------
Net income (loss) before extraordinary
  debt extinguishment costs...............    69,928       60,588       47,506
Extraordinary debt extinguishment costs,
  net of income taxes of $692.............       --           --         1,127
                                           ----------   ----------   ----------
          Net income (loss)...............    69,928       60,588       46,379
Accretion reversal (accretion) for
  dividends on Mandatorily Redeemable
  Series A Preferred Stock................       --         1,157       (1,157)
                                           ----------   ----------   ----------
Net income (loss) available for common
  stockholders............................   $69,928      $61,745      $45,222
                                           ==========   ==========   ==========
Basic net income (loss) available for
  common stockholders per share before
  extraordinary debt extinguishment costs.     $1.66        $1.40        $1.31

Extraordinary debt extinguishment costs
  per share, net of income taxes..........       --           --          0.03
                                           ----------   ----------   ----------
Net income (loss) available for common
  stockholders per share
  Basic.................................       $1.66        $1.52        $1.28
                                           ==========   ==========   ==========
  Diluted...........................           $1.40        $1.35        $1.28
                                           ==========   ==========   ==========
Shares used in computing net income per
  share
  Basic.................................      42,196       40,493       35,224
                                           ==========   ==========   ==========
  Diluted...........................          54,542       46,019       35,224
                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (dollars in thousands)

                                                                       Distributions   Retained       Total
                                       Common Stock       Additional   In Excess of    Earnings    Stockholders'
                                   ---------------------    Paid-in      Net Book    (Accumulated    Equity
                                     Shares      Amount     Capital       Value        Deficit)     (Deficit)
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1995..........      4,650   $15,000       $3,484        $   --      ($70,034)    ($51,550)
  Net income for the period from
    April 1, 1995 through November
    30, 1995......................        --         --           --            --        27,001       27,001
  Distribution to stockholders....     (4,650)  (15,000)      (3,484)      (76,649)       43,033      (52,100)
  Common Stock issued upon the
    Leveraged Recapitalization.... 29,656,057        30          927            --           --           957
  Initial Public Offering of
    $0.001 par value Common Stock,
    net of offering expenses......  8,400,000         8       76,924            --           --        76,932
  Common Stock issued under Stock
    Option Plans..................    663,121         1           62            --           --            63
  Net income for the period from
    December 1, 1995 through March
    31, 1996......................        --         --           --            --        19,378       19,378
  Accretion for dividends on
    Mandatorily Redeemable Series
    A Preferred Stock.............        --         --           --            --        (1,157)      (1,157)
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1996.......... 38,719,178        39       77,913       (76,649)       18,221       19,524
  Over-allotment on Initial Public
    Offering of $0.001 par value
    Common Stock, net of offering
    expenses......................  1,260,000         1       11,741            --           --        11,742
  Common Stock issued under
    Employee Stock Purchase
    Plan.........................     121,744        --        1,035            --           --         1,035
  Common Stock issued under Stock
    Option Plans..................    945,438         1        1,395            --           --         1,396
  Net income......................        --         --           --            --        60,588       60,588
  Reversal of accretion, net, for
    dividends on Mandatorily
    Redeemable Series A
    Preferred Stock...............        --         --           --            --         1,157        1,157
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1997.......... 41,046,360        41       92,084       (76,649)       79,966       95,442
  Follow-On Offering of $0.001
    par value Common Stock, net
    of offering expenses.........   1,000,000         1       13,350            --           --        13,351
  Common Stock issued under
    Employee Stock Purchase
    Plan.........................     278,255        --        2,575            --           --         2,575
  Common Stock issued under Stock
    Option Plans..................    832,528         1        1,155            --           --         1,156
  Net income......................        --         --           --            --        69,928       69,928
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1998.......... 43,157,143       $43     $109,164      ($76,649)     $149,894     $182,452
                                   ===========  ========  ===========  ============  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in thousands)

                                                        YEAR ENDED MARCH 31,
                                                  -------------------------------
                                                    1998       1997       1996
                                                  ---------  ---------  ---------
Cash flows from operating activities:
Net income........................................ $69,928    $60,588    $46,379
Adjustments to reconcile net income to
  net cash provided by operations:
Depreciation and amortization.....................  41,771     20,839     12,291
Provision for loss on inventories.................   1,844      3,801     (2,938)
Provision for doubtful accounts receivable........     272        460        450
Loss (gain) on sale or disposal of assets.........     --       2,988        181
Deferred income taxes.............................   9,946      6,778     (9,965)
Changes in operating assets and liabilities:
Receivables -- trade.............................. (34,517)    (5,161)   (23,989)
Other receivables.................................    (621)       334         29
Inventories.......................................  (8,407)    (8,509)     6,623
Deposits, prepaid expenses and other assets.......    (155)       405        840
Accounts payable..................................     877     12,513      6,940
Accrued liabilities...............................    (495)    (7,917)    13,573
Long term liabilities.............................   4,422      3,562         --
                                                  ---------  ---------  ---------
Net cash provided by operating activities.........  84,865     90,681     50,414
                                                  ---------  ---------  ---------
Cash flows from investing activities:
Expenditures for property, plant and equipment....(130,320)  (197,395)   (39,629)
Sale (Purchase) of short-term investments.........  10,833    (10,833)        --
Proceeds from sale of equipment...................      --         --      2,205
Decrease in other assets..........................     942         --      1,961
                                                  ---------  ---------  ---------
Net cash used in investing activities.............(118,545)  (208,228)   (35,463)
                                                  ---------  ---------  ---------
Cash flows from financing activities:
Principal payments on obligations under capital
  leases..........................................  (2,642)    (4,744)    (9,994)
Net proceeds from (repayments on) short-term
  borrowings......................................       --         --   (86,700)
Repayment of long-term notes payable..............       --         --   (12,200)
Proceeds from long-term borrowings................       --    41,000         --
Repayments on long-term borrowings................       --   (41,000)        --
Proceeds from issuance of senior bank term loan...       --        --     60,000
Repayments on senior bank term loan...............       --        --    (60,000)
Financing costs...................................       --    (7,500)    (2,944)
Proceeds from issuance of 5 3/4% Convertible
  Subordinated Notes..............................       --   230,000         --
Proceeds from (repayment of) subordinated
  promissory notes payable to stockholders........       --   (47,000)    47,000
Distribution to stockholders......................       --        --    (52,100)
Proceeds from issuance of Common Stock............  17,082     14,173     77,952
Proceeds from issuance (redemption) of
  Mandatorily Redeemable Series A Preferred
  Stock...........................................      --    (59,000)    59,000
                                                  ---------  ---------  ---------
Net cash provided by financing activities.........  14,440    125,929     20,014
                                                  ---------  ---------  ---------
Net increase in cash and cash equivalents......... (19,240)     8,382     34,965
Cash and cash equivalents at beginning of period..  44,225     35,843        878
                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period........ $24,985    $44,225    $35,843
                                                  =========  =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the period.......... $13,582     $4,859     $8,776
Cash paid for income taxes during the period...... $20,860    $27,925     $3,522
Supplemental disclosure of noncash investing and
  financing activities:
Machinery and equipment acquired pursuant to a
  capital lease...................................  $1,633     $2,083     $   --
Refinancing of existing capital lease obligations.   $  --      $  --    $13,105
Accretion (accretion reversal) for dividends on
  Mandatorily Redeemable Series A Preferred Stock.   $  --    ($1,157)    $1,157

  The accompanying notes are an integral part of these consolidated financial statements.

HMT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin film disks for high-end, high-capacity, and removable hard disk drives, which in turn are used in PCs, network servers and workstations. HMT was incorporated in Delaware in 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since 1983. Since completing the acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives.

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

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The Company's inventories include high technology materials that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating reserves to reduce recorded amounts to market value, such estimates could change in the future.

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

  Concentration of Risks

        Three customers accounted for 77.9% and 76.8% of accounts receivable at March 31, 1998 and 1997, respectively. Significant customers accounted for the following percentages of net sales in fiscal 1998, 1997 and 1996:

                                                 Years Ended March 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
  Maxtor Corporation...................        23.4%      40.7%      40.5%
  Samsung Electronics Company Limited..        16.0%      19.8%       0.1%
  Iomega Corporation...................        28.9%      12.2%       2.4%
  Western Digital Corporation..........        19.0%      11.9%      35.8%
  Micropolis Corporation...............         0.1%       8.4%       9.1%

        The Company sells substantially all of its production to Asian subsidiaries of U.S. companies. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses, which have been insignificant to date.

        The Company's Fremont facilities currently account for all of its finished goods production. Disruption of operations at either of the Company's two production facilities could cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

        The Company maintains its short term investments at one financial institution. The Company has not experienced material losses on any of its investments.

  Public Offering

        During March 1996, the Company sold 8,400,000 shares of Common Stock at $10.00 per share through its initial public offering ("IPO"), all of which were sold by the Company. The net proceeds (after underwriter's discounts and commissions and other costs associated with the IPO) totaled $76.9 million. On April 12, 1996, the Company sold an additional 1,260,000 shares of common stock at $10.00 per share pursuant to the underwriters' over-allotment option,
resulting in net proceeds of approximately $11.7 million.   On August 13,
1997, the Company sold an additional 1,000,000 shares of Common Stock at $13.89 per share through a follow-on offering, resulting in net proceeds of approximately $13.4 million.

  Computation of Net Income Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible secutrities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to FAS 128 requirements.

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short term nature. The carrying value of the Company's long term debt is a reasonable estimate of their fair value based on interest rates as of March 31, 1998 for issues with similar remaining maturities.

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

  Recent Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which will require the reporting of additional financial information in a complete set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130. The Company believes that the adoption of SFAS 130 will have an immaterial effect on the financial statements.


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. SFAS No. 131 supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15,
1997, and requires earlier years to be restated if practicable.   The Company
believes that it operates in one segment for purposes of SFAS 131.

  Reclassifications

        Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. The reclassification has no impact on previously reported net income or stockholders' equity (deficit).

 2. BALANCE SHEET DETAIL

                                                 March 31,
                                           --------------------
                                             1998       1997
                                           ---------  ---------
                                           (dollars in thousands)
   Inventories:
     Raw materials.....................      $7,498     $4,307
     Work-in-process...................       6,024      5,843
     Finished goods....................       4,878      1,687
                                           ---------  ---------
                                            $18,400    $11,837
                                           =========  =========


        Inventories reflect reserves of approximately $7.1 million and $5.3 million as of March 31, 1998 and 1997, respectively.

                                                 March 31,
                                           --------------------
                                             1998       1997
                                           ---------  ---------
                                           (dollars in thousands)
   Property, Plant and Equipment, Net:
     Land................................    $4,869     $4,869
     Building and improvements...........   110,393     80,417
     Leasehold improvements..............    30,501     22,187
     Machinery, equipment and furniture
       and fixtures......................   237,112    124,415
                                           ---------  ---------
                                            382,875    231,888
     Less accumulated depreciation
       and amortization..................    92,392     53,013
                                           ---------  ---------
                                           $290,483   $178,875
                                           =========  =========

        Construction in progress was approximately $53.4 million and $76.4 million at March 31, 1998 and 1997, respectively. Additions to construction in progress include capitalized interest of approximately $4.5 million, $2.4
million, and $278,000 during fiscal 1998, 1997 and 1996, respectively.   No
other interest was capitalized during fiscal 1998, 1997 and 1996.

                                                 March 31,
                                           --------------------
                                             1998       1997
                                           ---------  ---------
                                           (dollars in thousands)
   Accrued Liabilities:
     Interest payable....................    $2,822     $2,473
     Payroll related items...............     4,618      2,957
     Other...............................       830      3,335
                                           ---------  ---------
                                             $8,270     $8,765
                                           =========  =========

 3. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with a certain stockholder and its affiliates (in thousands):
                                                 Years Ended March 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
   Hitachi Metals Trading
     Purchases of raw materials.........     $1,237    $11,139     $8,755
     Sales..............................         --          2         19
   Hitachi Metals America
     Purchases of raw materials.........      1,241      1,450      2,274
   Hitachi Metals Research Ltd.
     Contract research and development
       services.........................       $ --       $ --       $514


 4. OBLIGATIONS UNDER CAPITAL LEASES

        Assets under capital lease obligations as of March 31, 1998 consist of machinery and equipment with a cost of $16.3 million and accumulated amortization of $12.0 million ($16.6 million and $8.5 million, respectively, at March 31, 1997). Minimum future lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                       Period
                                                       Ending
                                                      March 31,
                                                        1998
                                                      ---------
   1999.............................................    $2,987
   2000.............................................       574
                                                      ---------
   Minimum lease payments...........................     3,561
   Less amount representing interest................       353
                                                      ---------
   Present value of minimum lease payments..........     3,208
   Less current portion.............................     2,653
                                                      ---------
   Capital lease obligation, net of current portion.      $555
                                                      =========

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

        On November 17, 1997, the Company amended and restated the revolving credit agreement originally entered into in 1995 pursuant to the Leveraged Recapitalization. This unsecured $100 million revolving credit agreement is with a consortium of banks and expires November 17, 2000. The credit agreement contains certain covenants relating to profitability, minimum levels of tangible net worth, limitations on additional debt, minimum levels of liquidity and prohibit the cash payment of dividends on common stock. At March 31, 1998 and 1997, the Company had no borrowings under this facility.

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

        The Convertible Notes have an interest rate of 5 3/4% payable semiannually at January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $23.75 per share, subject to adjustment in certain events, and mature January, 2004. The Convertible Notes are not redeemable prior to January 19, 2000. Thereafter the Company may redeem the Convertible Notes initially at 103.286% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. As of March 31, 1998, the fair value of the Convertible Notes, which is determined based on quoted market price, was $201.3 million.

 6. COMMITMENTS

        The Company leases office and manufacturing facilities under operating lease agreements. Future minimum payments under these noncancelable operating leases are as follows:
                                           (dollars
                                              in
      Fiscal Year Ending March 31,         thousands)
----------------------------------------   ---------
      1999............................         $829
      2000............................          153
      2001............................          110
      2002............................          109
      2003............................           84
                                           ---------
                                             $1,285
                                           =========

        Rent expense was approximately $1.0 million, $0.8 million and $0.8 million for the years ended March 31, 1998, 1997 and 1996, respectively.

  Equipment and Facilities Purchase Commitments

        As of March 31, 1998, the Company had commitments to purchase $20.1 million and $8.8 million of equipment and facilities, respectively.


  Legal Proceedings

On December 16, 1996, Virgle L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-96 21055 JW ("Hedgcoth I"), Mr. Hedgcoth alleges that certain HMT disks infringe three patents allegedly owned by him (the "Hedgcoth I Patents"). On July 1, 1997, Mr. Hedgcoth filed a second lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-97 20581 JW ("Hedgcoth II"), Mr. Hedgcoth alleges that certain HMT disks infringe a fourth patent allegedly owned by him (the "Hedgcoth II Patent"). Each of the Hedgcoth I and Hedgcoth II complaints seeks an injunction and unspecified damages, which are sought to be trebled. The Company has filed counterclaims in Hedgcoth I and Hedgcoth II seeking declaratory judgments that the Hedgcoth I Patents and the Hedgcoth II Patent are invalid and unenforceable and that they are not infringed by the HMT disks. The Company does not believe that the litigation Mr. Hedgcoth has pursued will have a material adverse effect on the Company's business, operating results or financial condition.

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

        The Company has not declared or paid cash dividends as of March 31, 1998.

  Warrants

        In connection with the Leveraged Recapitalization, the Company issued to the banks that provided the senior bank term loan warrants to purchase 701,344 shares of Common Stock. During the fourth quarter of fiscal 1996, pursuant to the terms of the warrant agreement, the Company exercised its right to repurchase 40% of the outstanding warrants for an immaterial amount. The remaining warrants to purchase 420,794 shares of Common Stock were exercised during the first and third quarters of fiscal 1998.

  Stock Option Plans

        In November 1995, the Board of Directors authorized and reserved an aggregate of 12,400,000 shares of Common Stock for issuance under the 1995 Management Stock Option Plan and the 1995 Stock Option Plan.

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

     A summary of activity under the Stock Plans is as follows:

                                                               Outstanding Options
                                                      --------------------------------------
                                                                                    Weighted
                              Available     Number                      Aggregate   Average
                                 for          of                         Exercise   Exercise
                                Grant       Options      Per Share        Price      Price
                             ------------ ----------- ---------------- ------------ --------
Authorized................    15,400,000       --
Granted...................   (12,284,150) 12,284,150   $0.03 - $10.00   $1,566,837    $0.03
Cancellations.............        15,306     (15,306)   $        0.03         (493)   $0.03
Exercised.................          --    (8,351,121)  $0.03 - $10.00     (311,497)   $0.04
                             ------------ -----------                  ------------
Balances, March 31, 1996..     3,131,156   3,917,723   $0.03 - $10.00    1,254,847    $0.32
Granted...................      (556,700)    556,700  $15.81 -  16.25    8,911,396   $16.01
Cancellations.............       224,088    (224,036)                   (1,752,432)   $7.87
Exercised.................                  (945,438) $0.097 -   8.50      (48,022)   $0.05
                             ------------ -----------                  ------------
Balances, March 31, 1997..     2,797,136   3,304,949   $0.03 - $18.50    8,365,789    $2.53
Granted...................    (1,701,000)  1,701,000  $10.00 - $14.50   19,523,015   $11.48
Cancellations.............       237,478    (237,478)                   (1,433,675)   $6.03
Exercised.................                  (742,186)  $0.03 -  14.88     (314,585)   $0.42
                             ------------ -----------                  ------------
Balances, March 31, 1998..     1,333,614   4,026,285   $0.03 - $18.50   26,140,544    $6.50
                             ============ =========== ================ ============ ========

        Upon grant, 1,550,000 options vested immediately and were exercised. During fiscal 1997, an additional 373,612 options vested upon achievement of certain other performance goals, respectively. The majority of remaining outstanding options will vest ratably over a four year period. Of the options to purchase 12,284,150 shares granted to all optionees, options to purchase 8,339,000 shares were exercised pursuant to early exercise provisions contained in the holders' stock option agreements. As of March 31, 1998, 2,044,644 shares of Common Stock exercised pursuant to early exercise provisions were subject to repurchase at prices ranging from $0.03 to $0.10 per share upon termination of employment. The options expire no later than ten years after the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation cost for the 1996 Plan been determined based on the fair value at the grant date for the options granted in fiscal 1997 consistent with the provisions of SFAS 123, the Company's net income for fiscal 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share):

                                                 Years Ended March 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
  Net income -- as reported...............  $69,928    $61,744    $45,222
  Net income -- pro forma.................  $65,605    $60,348    $44,876
  Earnings per share -- as reported
    Basic.................................    $1.66      $1.52      $1.28
    Diluted...............................    $1.40      $1.35      $1.28
  Earnings per share -- pro forma
    Basic.................................    $1.55      $1.49      $1.27
    Diluted...............................    $1.32      $1.32      $1.27

     The effects of applying SFAS 123 on pro forma disclosures of net income and net income per share for fiscal 1998, 1997, and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

        The fair value of each option grant for the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                  1998       1997 and 1996
                                             -------------   --------------
        Risk-free interest rate              5.72% - 6.74%   5.36% - 5.53%
        Expected life                        2-5 years       2-5 years
        Expected volatility                  0.69            0.77
        Expected dividend                     $--             $--


        The weighted average expected life was calculated based on the vesting period and the anticipated exercise behavior of the employees.

     The following table summarizes the stock options outstanding at March 31, 1998:

                         Options Outstanding           Options Exercisable
                 -----------------------------------  ----------------------
                              Weighted
                               Average    Weighted                 Weighted
                              Remaining    Average                 Average
    Range of       Number    Contractual  Exercise      Number     Exercise
Exercise Prices  Outstanding    Life        Price     Exercisable   Price
---------------- ----------- ----------- -----------  ----------- ----------
$0.03  -  $ 0.10  1,896,225        7.68       $0.04      438,021    $0.0349
$10.00 -  $11.06  1,390,926        9.08      $10.93       26,926     $10.00
$11.94 -  $14.50    445,809        9.16      $13.85       46,971     $13.78
$14.875-  $18.50    293,325        8.70      $16.12       88,742     $16.04
                 -----------                          -----------
$0.03 - $18.50    4,026,285        8.41       $6.49      600,660      $3.92
                 ===========                          ===========

  Employee Stock Purchase Plan

        In January 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of Common Stock. Under the terms of the Purchase Plan, employees may elect to contribute up to 15% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share is the lesser of 85% of the fair market value of the stock on the first day of enrollment during the six month offering period or the last day within the six month offering period (generally April 30 and October 31 of each year). The total number of shares of stock issuable under the Purchase Plan aggregated 500,000 shares as of March 31, 1998. In April 1998, the Company's Board of Directors and Shareholders approved an increase of 1,000,000 shares to the total number of shares
issuable under the Purchase Plan.   Shares issued under the Purchase Plan were
278,255 and 121,744 in fiscal 1998 and 1997, respectively.

 For purposes of pro forma disclosure, the fair value of employee's purchase rights has been estimated using the Black-Scholes model assuming risk-free interest rates ranging from 6% to 5% in fiscal 1998 and 1997. Volatility factors of the expected market price were 67% and 77% for fiscal 1998 and 1997, respectively. The weighted-average expected life of the purchase rights was six months for fiscal 1998 and 1997. The weighted-average fair value of the purchase rights granted in fiscal 1998 and 1997 was $4.92 and $4.60, respectively.

 9. INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Years Ended March 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
                                                (dollars in thousands)
  Current:
    Federal.............................    $19,756    $22,046    $10,095
    State...............................        268         65      2,460
  Deferred:
    Federal.............................     13,218      3,289     (9,291)
    State...............................     (3,273)       --        (674)
                                           ---------  ---------  ---------
                                            $29,969    $25,400     $2,590
                                           =========  =========  =========

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                 Years Ended March 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
  Income tax provision (benefit) at
    statutory rate.......................      35.0%      35.0%      35.0%


  Benefit of foreign sales corporation...      -3.1%      -4.1%      -1.0%
  State income taxes.....................       3.2%       3.2%       2.6%
  Benefit of operating losses............       --         --       -25.5%
  State credits..........................      -5.2%      -3.2%    --
  Other..................................       0.1%      -1.4%       7.4%
  Change in valuation allowance..........       --         --       -13.3%
                                           ---------  ---------  ---------
    Effective tax rate...................      30.0%      29.5%       5.2%
                                           =========  =========  =========

     The components of the deferred tax assets and liabilities are as follows:

                                                            March 31,
                                                      --------------------
                                                        1998       1997
                                                      ---------  ---------
                                                      (dollars in thousands)
  Deferred tax assets:
    Accrued vacation.............................         $631       $405
    State credits................................        4,986        148
    Inventory reserve............................        2,736      2,447
    Allowances and other accrued liabilities.....        3,802      3,437
    Net operating loss carryforward..............           94      3,686
                                                      ---------  ---------
            Total deferred tax assets............       12,249     10,123
                                                      ---------  ---------
  Deferred tax liabilities:
    Depreciation.................................      (22,316)    (6,936)
    Net operating loss carryforward..............        3,308        --
                                                      ---------  ---------
                                                       (19,008)    (6,936)
                                                      ---------  ---------
  Less valuation allowance.......................          --         --
                                                      ---------  ---------
            Net deferred tax assets..............      ($6,759)    $3,187
                                                      =========  =========

        Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized.

        At March 31, 1998, the Company had federal net operating loss carryforwards of approximately $9.7 million available to offset future taxable income. These net operating loss carryforwards expire in the years 2008 to 2010. Because the Leveraged Recapitalization caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss carryforwards from November 30, 1995 is limited to $810,000 each year.

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


10. EARNINGS PER SHARE

Reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

(in thousands, except per share amounts)

                                                   Years Ended March 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
Basic:
Weighted average shares outstanding....       42,196       40,493       35,224
                                           ----------   ----------   ----------

Shares used in computing per
  share amounts .......................       42,196       40,493       35,224
                                           ==========   ==========   ==========
Net income available for common
  stockholders ........................      $69,928      $61,745      $45,222
                                           ==========   ==========   ==========
Net income available for common
  stockholders per share ..............        $1.66        $1.52        $1.28
                                           ==========   ==========   ==========
Diluted:
Weighted average shares outstanding....       42,196       40,493       35,224

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price ..........        2,662        3,684          --
Assumed conversion of 5 3/4%
  convertible subordinated notes ......        9,684        1,842          --
                                           ----------   ----------   ----------
Shares used in computing per share
  amounts .............................       54,542       46,019       35,224
                                           ==========   ==========   ==========
Net income available for common
  stockholders ........................      $69,928      $61,745      $45,222

Add 5 3/4% convertible subordinated
  note interest, net of interest
  capitalized and income tax effect ...        6,580          587          --
                                           ----------   ----------   ----------
Net income available for common
  stockholders ........................      $76,508      $62,332      $45,222
                                           ==========   ==========   ==========
Net income available for common
  stockholders per share ..............        $1.40        $1.35        $1.28
                                           ==========   ==========   ==========


11. 401(K) PLAN

        The Company has a deferred tax savings 401(k) plan and generally matches 50% of employee contributions up to 4% of gross salaries. The employer contributions do not vest until the employee's second year of service, at which time the contributions vest 100%. All employees employed for at least six months are eligible to participate under the plan. The Company contributed to the plan approximately $0.5 Million, $0.4 million, $0.3 million in fiscal 1998, 1997 and 1996, respectively.

11. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information should be read in conjunction with Note 1.

                                              Year Ended March 31, 1998
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $76,837    $90,446    $98,556    $90,355
Gross profit........................  29,331     34,724     37,018     29,523
Operating income....................  23,611     29,152     31,381     23,947
Net income..........................  15,339     19,094     20,470     15,024
Net income available for common
  stockholders......................  15,339     19,094     20,470     15,024
Net income (loss) available for
  common stockholders per share
  Basic.............................   $0.37      $0.46      $0.48      $0.35
  Diluted...........................   $0.31      $0.38      $0.40      $0.31
Shares used in computing net income
  per share
  Basic.............................  41,135     41,832     42,768     43,048
  Diluted...........................  53,808     54,482     55,099     54,779


                                              Year Ended March 31, 1997
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $76,420    $62,080    $61,243    $63,466
Gross profit........................  32,406     26,717     24,872     22,937
Operating income....................  28,110     22,708     20,325     18,174
Net income..........................  16,778     17,501     13,983     12,326
Net income available for common
  stockholders......................  15,895     16,605     13,074     16,171
Net income (loss) available for
  common stockholders per share
  Basic.............................   $0.40      $0.41      $0.32      $0.40
  Diluted...........................   $0.36      $0.38      $0.30      $0.32
Shares used in computing net income
  per share
  Basic.............................  39,965     40,399     40,673     40,935
  Diluted...........................  44,015     44,205     44,229     51,660

     Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules.

                                                                   SCHEDULE II

                           HMT TECHNOLOGY CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                     Additions
                                              -----------------------
                                   Balance at Charged to  Charged to             Balance
                                   Beginning   Costs and     Other                at end
Description                         of Year    Expenses    Accounts   Deductions of Year
---------------------------------- ---------- ----------- ----------- --------- ----------
Year ended March 31, 1996:
  Provision for loss on inventory..   $4,456        $635         --    ($3,573)    $1,518

  Allowance for doubtful accounts
     receivable....................     $137         450         --         25       $612


Year ended March 31, 1997:
  Provision for loss on inventory..   $1,518       3,865         --        (63)    $5,320

  Allowance for doubtful accounts
     receivable....................     $612          60         400       (17)    $1,055


Year ended March 31, 1998:
  Provision for loss on inventory..   $5,320       1,844         --          --    $7,164

  Allowance for doubtful accounts
     receivable....................   $1,055        $272         --          --    $1,327

                               INDEX OF EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
--------   -----------------------------------------------------------------------------------
 2.1       Recapitalization Agreement by and among the Company and the Investors listed on
           Exhibit A thereto dated October 31, 1995.(1)
 2.2       Redemption Agreement by and between the Company and Hitachi Metals, dated November
           30, 1995.(1)
 3.2       Restated Certificate of Incorporation, dated March 27, 1997.(3)
 3.3       Bylaws of the Registrant.(1)
 4.1       Reference is made to Exhibits 3.2 through 3.3.(1)
 4.2       Specimen stock certificate.(1)
 4.3       Intentionally Blank
 4.4       Intentionally Blank
 4.5       Form of Restricted Global Convertible Subordinated Note due 2004 (2)
 4.6       Form of Unrestricted Global Convertible Subordinated Note due 2004(2)
 4.7       Form of Certificated Convertible Subordinated Note due 2004(2)
 4.8       Indenture, dated as of January 15, 1997, between HMT Technology Corporation (the
           "Company") and State Street Bank and Trust Company of California, N.A., as
           Trustee.(2)
 4.9       Registration Agreement, dated as of January 15, 1997, among the Company, Salomon
           Brothers, Alex Brown & Sons Incorporated, Hambrecht & Quist LLC and Robertson,
           Stephens & Company LLC (collectively, the "Initial Purchasers").(2)
 4.10      Purchase Agreement, dated January 15, 1997, between the Company and the
           Initial Purchasers.(2)
 4.11      Amended and Restated Revolving Credit Agreement, dated as of August 28, 1996.(2)
 4.12      First Amendment to Amended and Restated Revolving Credit Agreement, dated January
           14, 1997.(2)
4.13       Second Amendment to Amended and Restated Revolving Credit Agreement, dated November
           17, 1997. (3)
10.1       Lease Agreement between the Company and Sun Life Assurance Company of Canada, dated
           January 5, 1989, as amended.(1)
10.2       Sublease Agreement between the Company and McKenzie Socket Technology, dated
           December 22, 1992, as amended.(1)
10.3       Lease Agreement between the Company and Amorok/Wells Venture, dated August 15,
           1990, as amended.(1)
10.4       Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.(1)
10.5       Registrant's 1995 Stock Option Plan (the "1995 Plan").(1)
10.6       Form of Incentive Stock Option under the 1995 Plan.(1)
10.7       Form of Early Exercise Agreement under the 1995 Plan.(1)
10.8       Registrant's 1995 Management Stock Option Plan (the "Management Plan").(1)
10.9       Form of Incentive Stock Option under the Management Plan.(1)
10.10      Form of Early Exercise Agreement under the Management Plan.(1)
10.11      Registrant's 401(k) Profit Sharing Plan.(1)
10.12      Revolving Credit and Term Loan Agreement by and among the Company, First National
           Bank of Boston and Banque Paribas, dated November 30, 1995 (the "Credit
           Agreement").(1)
10.12.1    First Amendment to the Credit Agreement dated February 22, 1996.(1)
10.12.2    Second Amendment to the Credit Agreement dated March 31, 1996.(1)
10.12.3    Third Amendment to the Credit Agreement dated August 28, 1996.(1)
10.14      Warrant Purchase Agreement by and among the Company, First National Bank of Boston and Banque Paribas dated November 30, 1995.(1)
10.15      Example of Common Stock Purchase Warrant dated November 30, 1995.(1)
10.16      Example of Subordinated Promissory Note dated November 30, 1995.(1)
10.17      Master Lease Agreement by and between the Company and Comdisco, dated November 30,
           1995.(1)
10.18      Investor Rights Agreement by and among the Company, certain of the Company's officers, and the Investors listed on Exhibit A of the Recapitalization Agreement, dated November 30, 1995.(1)
10.20      Registrant's 1996 Equity Incentive Plan (the "Incentive Plan").(1)
10.21      Form of Incentive Stock Option under the Incentive Plan.(1)
10.22      Form of Non-statutory Stock Option under the Incentive Plan.(1)
10.23      Registrant's Employee Stock Purchase Plan.(1)
10.24      Registrant's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(1)
10.25      Form of Non-Statutory Stock Option under the Directors' Plan.(1)
10.26      Registrant's Executive Severance Plan.(1)
16.1       Letter from Ernst & Young LLP regarding change in certifying accountant.(1)
23.1       Consent of Coopers & Lybrand L.L.P.
27.1       Financial Data Schedule.(3)




----------------

(1) Previously filed in Registration Statement No. 333-450.

(2) Previously filed in Form 8-K, dated as of January 21, 1997

(3) Previously filed in Form 10-K, dated as of June 28, 1997