Form 10-Q
period 1998-06-30
HMT TECHNOLOGY CORP
filed 1998-08-14
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended June 30, 1998

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

As of July 26, 1998, 43,519,299 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================



PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    June 30,     March 31,
                                                    1998         1998
                                                    ------------ ----------
                                                    (Unaudited)  (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents........................     $27,057    $24,985
  Short-term investments...........................       --             0
  Receivables, net.................................      53,257     70,660
  Inventories......................................      26,976     18,400
  Deposits, prepaid expenses and other assets......         818        629
  Deferred income taxes............................      12,249     12,249
                                                    ------------ ----------
          Total current assets.....................     120,357    126,923
Property, plant and equipment, net.................     355,306    343,856
Other assets.......................................       7,074      7,444
                                                    ------------ ----------
       Total assets................................    $482,737   $478,223
                                                    ============ ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................     $28,113    $27,301
  Accrued liabilities..............................      11,666      8,270
  Obligations under capital leases --
    current portion................................         560      2,653
                                                    ------------ ----------
          Total current liabilities................      40,339     38,224
Long-term liabilities..............................       7,684      7,984
Convertible subordinated promissory notes..........     230,000    230,000
Obligations under capital leases, net
    of current portion.............................         412        555
Deferred tax liability, long term..................      19,008     19,008
                                                    ------------ ----------
          Total liabilities........................     297,443    295,771

Stockholders' equity:
  Common Stock.....................................          43         43
  Additional paid-in capital.......................     110,912    109,164
  Retained earnings ...............................     150,988    149,894
  Distribution in excess of basis..................     (76,649)   (76,649)
                                                    ------------ ----------
          Total stockholders' equity...............     185,294    182,452
                                                    ------------ ----------
       Total liabilities and stockholders' equity..    $482,737   $478,223
                                                    ============ ==========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                              June 30,
                                                       ---------------------
                                                         1998       1997
                                                      ---------- ----------
                                                          (Unaudited)
Net sales ........................................     $56,765    $61,243
Cost of sales ....................................      47,439     36,371
                                                     ---------- ----------
  Gross profit ..................................  .     9,326     24,872
                                                     ---------- ----------
Operating expenses:
  Research and development .......................       2,435      1,527
  Selling, general and administrative ............       2,664      3,020
                                                     ---------- ----------
     Total operating expenses ....................       5,099      4,547
                                                     ---------- ----------
Operating income .................................       4,227     20,325
Interest expense and other, net ...................      2,667        349
                                                     ---------- ----------
Income before income tax provision ...............       1,560     19,976
Income tax provision .............................         468      5,993
                                                     ---------- ----------
     Net income ..................................      $1,092    $13,983

Accretion for dividends on Mandatorily
  Redeemable Series A Preferred Stock ............         --        (909)
                                                     ---------- ----------
Net income available for common stockholders ....  .    $1,092    $13,074
                                                     ========== ==========
Net income available for common
  stockholders per share:
     Basic .......................................       $0.03      $0.30
                                                     ========== ==========
     Diluted .....................................       $0.03      $0.30
                                                     ========== ==========
Shares used in computing per share amounts:
     Basic .......................................      43,415     44,229
                                                     ========== ==========
     Diluted .....................................      43,415     44,229
                                                     ========== ==========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Three Months Ended
                                                         June 30,
                                                     -------------------
                                                     1998      1997
                                                     --------- ---------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $1,092   $15,369
  Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization .................   13,129     8,080
     Changes in operating assets and liabilities:
       Receivables..................................   17,403    (4,487)
       Inventories..................................   (8,576)   (4,897)
       Deoposis, prepaid expenses and other assets..     (189)     (617)
       Accounts payable.............................      812     1,464
       Accrued liabilities..........................    3,396    10,626
       Lomg term liabilities........................     (300)    5,400
                                                     --------- ---------
          Net cash provided by operating activities.   26,767    30,938
                                                     --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...  (24,592)  (39,760)
  Maturities of short-term investments .............      --      1,868
  Decrease in other assets .........................      385       116
                                                     --------- ---------
          Net cash used in investing activities ....  (24,207)  (37,776)
                                                     --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................   (2,236)   (1,075)
  Proceeds from issuance of Common Stock ...........    1,748     1,079
                                                     --------- ---------
          Net cash provided by financing activities.     (488)        4
                                                     --------- ---------
  Net increase (decrease) in cash and cash
   equivalents ......................................   2,072    (6,834)
  Cash and cash equivalents at beginning of period ..  24,985    44,225
                                                     --------- ---------
  Cash and cash equivalents at end of period ........ $27,057   $37,391
                                                     ========= =========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Operating results for the quarter ended June 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.

Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                         June 30,      March 31,
                                         1998          1998
                                         ------------  ------------
                                              (in thousands)
Raw materials.....................            $7,053        $7,498
Work-in-process...................             7,503         6,024
Finished goods....................            12,420         4,878
                                         ------------  ------------
                                             $26,976       $18,400
                                         ============  ============

Recent Accounting Pronouncements

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

Overview

HMT Technology Corporation (the "Company") is an independent supplier of high-performance thin film disks for high-end, high-capacity and removable hard disk drives, which in turn are used in PCs, network servers and work-stations.

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

Results of Operations

NET SALES THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales for the three months ended June 30, 1998 were $56.8 million, down 26.1% from the $76.8 million reported in the three months ended June 30, 1997. Unit sales volume decreased 19.4% during the three months ended June 30, 1998, while average selling prices declined 8.4%, compared to the three months ended June 30, 1997. The decrease in unit sales volume during the three months ended June 30, 1998 was attributable to overall weakened industry demand as disk drive manufacturers reduced drive production and media inventory levels in response to excess supply in many disk drive
market segments.   The excess media supply also heightened price
competition among independent media suppliers, causing the decline in average selling prices. Future revenue will depend, among other things, largely upon customer demand, unit shipments and production volumes.

During the three months ended June 30, 1998 and 1997, three customers individually accounted for at least ten percent of consolidated net sales. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.


Gross Profit. Gross margin was 16.4% of net sales for the three months ended June 30, 1998, compared with 38.2% for the three months ended June 30, 1997. The decline in gross margin during the three months ended June 30, 1998 was a result of higher unit production costs and the decline in average selling prices versus the comparable period in fiscal 1998. Unit production costs rose as fixed costs were absorbed over lower unit production volumes. Production volumes decreased 15.4% in the first quarter of fiscal 1999, compared with the first quarter of fiscal 1998. The increase in unit production costs caused by lower production volumes was partially offset by reduced expense for wages and salaries as the Company responded to lower demand by reducing work hours for permanent employees, curtailing the use of temporary personnel, and reducing the accruals for profit sharing and bonuses for all of the Company's personnel.

Research and Development. Research and development expenses increased $533,000 in the three months ended June 30, 1998, compared to the same period in 1997. Research and development expenses increased primarily due to an increase in headcount related to the Company's new product introductions, expanded research efforts to support the Company's overall capacity expansion, and continued technology enhancements.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.2 million in the three months ended June 30, 1998, compared to the same period in the prior fiscal year. The decrease in selling, general and administrative expenses was primarily a result of lower expense for wages and salaries as the Company responded to lower demand by reducing work hours for permanent employees, curtailing the use of temporary personnel, and reducing the accruals for profit sharing and bonuses. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions and levels of production volume and unit shipments.

Interest Expense, Net. Interest expense, net increased $982,000 during the three months ended June 30, 1998, compared to the same period in fiscal 1998. The increase in interest expense, net was primarily a result of a decrease in interest income (as the Company's average cash balances declined) and capitalized interest versus the comparable period in the prior year.

Provision for Income Taxes. For the three months ended June 30, 1998 and 1997, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.1 million to $27.1 million at June 30, 1998 from March 31, 1998. Cash flows from operations were $26.8 million for the three months ended June 30, 1998 as compared to $30.9 million in the comparable period of 1997. Cash generated from operations during the three months ended June 30, 1998 reflected net income plus depreciation and amortization, a decrease in receivables, as well as an increase in accounts payable and accrued liabilities, partially offset by an increase in inventories.

The Company invested $24.6 million and $39.8 million in property, plant and equipment during the three months ended June 30, 1998 and 1997, respectively. Total capital expenditures are currently planned at approximately $100 million during fiscal 1999. Capital expenditures are primarily targeted for capacity expansion and continuing technology
enhancements.   The Company may assess market conditions and the potential of a change in market demand in determining future capital spending.

Cash used by financing activities for the first three months of fiscal
1998 reflected $2.2 million in principal payments on capital leases, offset by $1.7 million in cash received for employee stock purchases.

As of June 30, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the unsecured $100 million revolving credit facility.

The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and ongoing facility expansion at least through June 30, 1999. Further expansion of the Company's manufacturing capacity may require the Company to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

YEAR 2000 COMPLIANCE

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems and a few products that will be affected. The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. However, if such modifications and conversions are not made, or not completed timely, the "Year 2000" issue could have a material adverse impact on the operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company is initiating formal communications with all of its significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems of other companies on which significant suppliers and large customers rely upon will be timely converted, or a failure to convert by another company, or a conversion that is incompatible with the Company's systems will not have a material adverse impact on the Company.

PART II.                        OTHER INFORMATION


Item 4.                 Submission of Matters to a Vote of Security Holders


On April 22, 1998, the Company held a Special Meeting of Stockholders. At such meeting, the stockholders voted on a proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,000,000 shares as follows: 19,968,616 shares were voted in favor of the proposal, 8,090,423 shares were voted against the proposal, 577,904 shares abstained and 9,199,458 shares were broker non-votes.


Item 5.                 Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between April 20, 1999 and May 20, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).



Item 6. Exhibits and Reports of Form 8-K

(a)  Exhibits:

Exhibit No.
11.1            Statement Regarding Computation of Net Income Per Share.
27.1            Financial Data Schedule.


(b)  Reports on Form 8-K:

        During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)


Date: August 13, 1998      BY:  /s/ Peter S. Norris
      -----------------          ------------------------------------
                                            Peter S. Norris
                                            Vice President, Finance and
                                            Chief Financial Officer


Date: August 13, 1998      BY:  /s/ Ronald L. Schauer
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