Form 10-Q
period 1998-09-30
HMT TECHNOLOGY CORP
filed 1998-11-06
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 1998

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

As of October 26, 1998, 43,682,577 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


PART I       FINANCIAL INFORMATION                                                    Page
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 1998
                 and March 31, 1998...................................................  3

             Condensed Consolidated Statements of Operations for the
                 three and six month periods ended September 30, 1998 and 1997........  4
             Condensed Consolidated Statements of Cash Flows for the
                 six months ended September 30, 1998 and 1997.........................  5

             Notes to Condensed Consolidated Financial Statements.....................  6

Item 2.      Management's Discussion and Analysis of Consolidated Financial
                 Condition and Results of Operations.................................   7


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K........................................  11

             Signatures..............................................................  12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HMT TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                          SEPTEMBER 30,      MARCH 31,
                                                                              1998             1998
                                                                              ----             ----
                                       ASSETS                             (Unaudited)
 Current assets:
   Cash and cash equivalents.............................................   $27,026          $24,985
   Receivables, net......................................................    53,767           70,016
   Inventories...........................................................    28,282           18,400
   Deposits, prepaid expenses and other assets...........................       875              629
   Deferred income taxes.................................................    12,249           12,249
                                                                           --------         --------
           Total current assets..........................................   122,199          126,923

 Property, plant and equipment, net......................................   347,064          343,856
 Other assets............................................................     6,697            7,444
                                                                           --------         --------
           Total assets..................................................  $475,960         $478,223
                                                                           ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable......................................................   $22,027          $27,301
   Accrued liabilities...................................................    10,978            8,270
   Obligations under capital leases -- current portion...................       567            2,653
                                                                           --------         --------
           Total current liabilities.....................................    33,572           38,224

 Long-term liabilities...................................................     7,331            7,984
 Convertible subordinated promissory notes...............................   230,000          230,000
 Obligations under capital leases, net of current portion................       266              555
 Deferred tax liability, long-term.......................................    19,008           19,008
                                                                           --------         --------
           Total liabilities.............................................   290,177          295,771


 Common Stock............................................................        44               43
 Additional paid-in capital..............................................   110,896          109,164
 Retained earnings ......................................................   151,492          149,894
 Distribution in excess of basis.........................................   (76,649)
                                                                           --------         --------
                                                                                             (76,649)
      Total stockholders' equity.........................................   185,783          182,452
                                                                           --------         --------
           Total liabilities and stockholders' equity....................  $475,960         $478,223
                                                                           ========         ========

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          ---------------------     -----------------------
                                                            1998        1997          1998          1997
                                                               (Unaudited)                (Unaudited)
Net sales...............................................   $56,999     $90,446      $113,764      $167,283
Cost of sales...........................................    48,953      55,752        96,392       103,229
                                                           -------     -------      --------      --------
  Gross profit...........................................    8,046      34,694        17,372        64,054
Operating expenses:
  Research and development...............................    2,382       2,280         4,817         4,182
  Selling, general and administrative....................    2,214       3,293         4,878         7,110
                                                           -------     -------      --------      --------
     Total operating expenses............................    4,596       5,573         9,695        11,292
                                                           -------     -------      --------      --------
          Operating income...............................    3,450      29,123         7,677        52,762
Interest expense and other, net..........................    2,729       1,887         5,396         3,572
                                                           -------     -------      --------      --------
Income before income tax provision........................     721      27,235         2,281        49,190
Income tax provision, net.................................     216       8,171           684        14,757
                                                           -------     -------      --------      --------
     Net income...........................................    $505     $19,064        $1,597       $34,433
Net income available for common
 stockholders per share
     Basic..............................................     $0.01       $0.46         $0.04         $0.83
                                                           =======     =======      ========      ========
     Diluted.............................................    $0.01       $0.38         $0.04         $0.69
                                                           =======     =======      ========      ========
Shares used in computing per share amounts
     Basic..............................................    43,570      41,832        43,493        41,484
                                                           =======     =======      ========      ========
     Diluted............................................    43,570      54,482        43,493        54,145
                                                           =======     =======      ========      ========

                           HMT TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER  30,
                                                                       1998          1997
                                                                  --------------------------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................       $  1,597      $ 34,433
   Adjustments to reconcile net income to net
      cash used in operations:
      Depreciation and amortization...........................        26,992        17,696


      Changes in operating assets and liabilities:
       Receivables............................................        16,894       (15,585)
       Inventories............................................        (9,882)       (2,481)
       Deposits, prepaid expenses and other assets............          (246)         (406)
       Accounts payable.......................................        (5,275)      (10,865)
       Accrued liabilities....................................         2,708        12,915
       Long term liabilities..................................          (653)        5,053
                                                                     --------      --------
             Net cash provided by operating activities.               32,135        40,730
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment.............       (30,215)      (70,639)
   Decrease in other assets...................................           762           370
                                                                     --------      --------
             Net cash used in investing activities............       (29,453)      (70,269)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on obligations under capital
      leases..................................................        (2,375)       (1,610)
   Proceeds from issuance of Common Stock.....................         1,734        14,551
                                                                     --------      --------
             Net cash provided by financing activities.                 (641)       12,941
                                                                     --------      --------
   Net increase (decrease) in cash and cash
    equivalents...............................................         2,041       (16,598)
   Cash and cash equivalents at beginning of period...........        24,985        55,058
                                                                     --------      --------
   Cash and cash equivalents at end of period.................      $ 27,026      $ 38,460
                                                                     ========      ========

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

     Operating results for the quarter ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     Fiscal Year

     The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.

     Inventories

     Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                            SEPTEMBER 30,     MARCH 31,
                                               1998             1998
                                            -------------     ---------
                                                  (IN THOUSANDS)
Raw materials............................    $ 6,531          $ 7,498
Work-in-process..........................      2,696            6,024
Finished goods...........................     19,055            4,878
                                             -------          -------
                                             $28,282          $18,400

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


SUBSEQUENT EVENTS

     On October 20, 1998, the Company announced it had implemented a reduction in force of approximately 300 employees, and that it would take out of service some of its under utilized production equipment and facilities. As a result, the Company expects to incur a one-time charge to earnings of $15 to $20 million (before taxes) in the Company's financial statements for the quarter ending December 31, 1998.

     Effective November 2, 1998, the Company replaced its existing $100 Million revolving credit facility with a new $50 million revolving credit facility. The new facility expires November 2, 2000.

     On November 2, 1998, SyQuest Technology Inc. ("SyQuest"), a customer, announced in a Form 8-K filed with the U.S. Securities and Exchange Commission that effective November 2, 1998, it had suspended operations and is considering alternatives, including filing of a Chapter 11 petition under the U.S. Bankruptcy Code. On September 30, 1998 in a Form 8-K, SyQuest disclosed that it was not in compliance with the financial covenants required by its loan agreement with its asset-based lender. The asset based lender waived the default and reduced the Company's credit line. As disclosed in the Form 8-K, SyQuest is seeking additional financing from other sources. As of September 30, 1998, the Company has approximately $4.4 million in accounts receivable due from SyQuest. Management is currently reviewing the condition and prospects of SyQuest and will closely monitor the status of these accounts receivables. While management believes that, at September 30, 1998, the Company's allowance for doubtful accounts was adequate, the ultimate collectibility of the SyQuest receivable is dependent upon SyQuest's ability to raise additional capital. If management determines, after further review or based on further developments at SyQuest, that these accounts receivable are not likely to be collected, the Company will need to take a charge for additional reserves to address the matter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described below in the Company's Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

NET SALES THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998. Net sales for the three months ended September 30, 1998 were $57.0 million, down 37.0% from the $90.4 million reported in the three months ended September 30, 1997. For the first six months of fiscal 1999 net sales of $113.8 million were $53.5 million, or 32.0% lower than the same period in fiscal 1998. Unit sales volume decreased 29.2% during the three months ended September 30, 1998, while average selling prices declined 11.0%, compared to the three months ended September 30, 1997. The decrease in unit sales volume during the three months ended September 30, 1998 was attributable to continuing weakened industry demand as disk drive manufacturers reduced drive production and media inventory levels in response to excess supply in many disk drive market segments. The excess media supply also heightened price competition among independent media suppliers, causing the decline in average selling prices. Future revenue will depend largely upon customer demand, unit shipments and production volumes.

     During the three months ended September 30, 1998 and 1997, four customers individually accounted for at least ten percent of consolidated net sales. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

     Gross Profit. Gross margin was 14.1% of net sales for the three months ended September 30, 1998, compared with 38.4% for the three months ended September 30, 1997. The decline in gross margin during the three months ended September 30, 1998 was a result of higher unit production costs and the decline in average selling prices versus the comparable period in fiscal 1998. Unit production costs rose as fixed costs were absorbed over lower unit production volumes. Production volumes decreased 23% in the second quarter of fiscal 1999, compared with the second quarter of fiscal 1998. The increase in unit production cost, caused by lower production volumes was partially offset by reduced salaries, as the Company responded to lower demand by reducing work hours and eliminating bonuses for all of the Company's personnel.

     Research and Development. Research and development expenses increased $102,000 in the three months ended September 30, 1998, compared to the same period in 1997. Research and development expenses increased primarily due to an increase in headcount related to the Company's new product introductions and expanded research efforts to support the Company's overall capacity expansion.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $1.1 million in the three months ended September 30, 1998, compared to the same period in the prior fiscal year. The decrease in selling, general and administrative expenses was primarily a result of lower headcount and reduced salaries as the Company responded to lower demand by reducing work hours and eliminating bonuses. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions and levels of production volume and unit shipments.

     Interest Expense, Net. Net interest expense increased $842,000 during the three months ended September 30, 1998, compared to the same period in fiscal 1998. The increase in interest expense, net was primarily a result of a decrease in interest income (as the Company's average cash balances declined) and capitalized interest versus the comparable period in the prior year.

     Provision for Income Taxes. For the three months ended September 30, 1998 and 1997, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $2.0 million to $27.0 million at September 30, 1998 from March 31, 1998. Cash flows from operations were $32.1 million for the six-month period ended September 30, 1998 as compared to $40.7 million in the comparable period of 1997. Cash generated during the six months ended September 30, 1998 reflected net income plus depreciation and amortization, a decrease in receivables and accounts payable, as well as an increase in accrued liabilities, offset by an increase in inventories. Decreased sales and lower margins contributed to the decline in positive cash flow provided by operations during the six months ended September 30, 1998 as compared to the six months ended September 30, 1997.

     The Company invested $30.2 million and $70.6 million in property, plant and equipment during the six months ended September 30, 1998 and 1997, respectively. The Company currently expects to spend approximately $60 million over the next twelve months on property, plant & equipment.

     Cash used by financing activities for the first six months of fiscal 1999 reflected $2.4 million in principal payments on capital leases, offset by $1.7 million in cash received for employee stock purchases.

     As of September 30, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the full balance of the $100 million revolving credit facility.

     The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and anticipated capital expenditures at least through September 30, 1999. Should improved market conditions result in a need for a substantial expansion in the Company's manufacturing capacity, the Company may need to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

YEAR 2000 COMPLIANCE

     The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997, will be completed on or about June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

     The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations. However, if such modifications and conversions are not made, or not completed, the "Year 2000" issue could have a material adverse impact on the operations of the Company. Furthermore, the costs of such conversions and updates are based on management's best estimates, which are derived utilizing numerous assumptions of future events including such things as, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and similar uncertainties. There can be no assurance that the Company will be able to upgrade any or all of its, major systems or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

     The Company has initiated formal communications with all of its significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own "Year 2000" issues. There can be no guarantee that the systems or products of other companies or significant suppliers will be converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems may have a material adverse impact on the Company. As of September 15, 1998, the Company had received responses from approximately 70% of such third parties, and 95% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

     The Company's suppliers and customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of products would also have a material adverse effect on the Company's results of operations. The Company is currently working with its suppliers, to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort by June of 1999; however, there can be no assurance that any such effort will be successful.

     Currently, the Company does not have a contingency plan in place should the Company be unsuccessful in its efforts to become Year 2000 compliant. However, the Company intends to create such a contingency plan by July of 1999.

     The following table outlines the targets for the Company's Year 2000 efforts, however, there can be no assurance that these targets will be met.


ITEM                               % Complete         Due
Inventory Internal Systems              100%          3/98
Inventory Vendor Systems                100%          3/98
Vendor Response                          70%          1/99
Remediate Internal Systems               70%          6/99
Vendor Remediation                       50%          6/99
Contingency Plan                          0%          6/99

Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on July 20, 1998.

(b) The following individuals, each of whom served as directors of the Company prior to the annual meeting, were elected to serve as Directors until the next annual meeting:

                          Total Vote For       Total Vote Withheld
                           Each Director        From Each Director
                          --------------       -------------------
Ronald L. Schauer           37,691,353               145,048
Donald P. Beadle            37,684,419               151,982
Bruce C. Edwards            37,694,516               141,885
Walter G. Kortschak         37,694,466               141,935
Richard S. Love             37,686,529               149,872
Harry G. Van Wickle         37,684,851               151,550

(c) The Stockholders voted to ratify the amendment to the Company's 1996 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,500,000 shares.

     1. A proposal to approve the Company's 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,500,000 share: 19,968,616 shares were voted in favor of the proposal, 8,090,423 shares were voted against the proposal, 577,904 shares abstained and 9,199,458 shares were broker non-votes.

     2. The ratification of the selection of PricewaterhouseCoopers LLP as the Company's Independent Auditors for the fiscal year ended March 31, 1999: 37,794,187 shares were voted in favor of the proposal, 16,048 shares were voted against the proposal, and 26,166 shares abstained.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K:

     During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.

               During the quarter ended September 30, 1998, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HMT TECHNOLOGY CORPORATION
                                  (Registrant)

Date:    November 11, 1998          BY:  /s/ Peter S. Norris
     ---------------------             ---------------------

                                         Peter S. Norris
                                         Vice President and
                                         Chief Financial Officer


Date:    November 11, 1998          BY:  /s/ Ronald L. Schauer
     ---------------------             -----------------------

                                         Ronald L. Schauer
                                         President and
                                         Chief Executive Officer

EXHIBIT INDEX

(a)  Exhibits:

Exhibit No.
-----------
11.1     Statement Regarding Computation of Net Income Per Share.
27.1     Financial Data Schedule.