Form 10-Q/A
period 1998-09-30
HMT TECHNOLOGY CORP
filed 1998-11-09
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-Q/A

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


SUBSEQUENT EVENTS

     On October 20, 1998, the Company announced it had implemented a reduction in force of approximately 300 employees, and that it would take out of service some of its under utilized production equipment and facilities. As a result, the Company expects to incur a one-time charge to earnings of $15 to $25 million (before taxes) in the Company's financial statements for the quarter ending December 31, 1998.

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