Form 10-Q
period 1998-12-31
HMT TECHNOLOGY CORP
filed 1999-02-16
CIK 1005967

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended December 31, 1998

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

As of February 11, 1999, 44,133,325 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================



                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


PART I       FINANCIAL INFORMATION                                       Page

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at December 31, 1998
                 and March 31, 1998 .........................................4

             Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 1998 and 1997 ....5

             Condensed Consolidated Statements of Cash Flows for the
                 nine month periods ended December 31, 1998 and 1997 ........6

             Notes to Condensed Consolidated Financial Statements ...........7

Item 2.      Management's Discussion and Analysis of Consolidated Financial
                 Condition and Results of Operations ........................9


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ...............................14

             Signatures .....................................................15

                     PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      December 31,  March 31,
                                                        1998         1998
                                                     ------------ ------------
                                                     (Unaudited)   (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents........................      $36,739      $24,985
  Receivables, net.................................       49,023       70,660
  Inventories......................................       27,107       18,400
  Deposits, prepaid expenses and other assets......          894          629
  Deferred income taxes............................       12,249       12,249
                                                     ------------ ------------
          Total current assets.....................      126,012      126,923
Property, plant and equipment, net.................      328,547      343,856
Other assets.......................................        6,379        7,444
                                                     ------------ ------------
       Total assets................................     $460,938     $478,223
                                                     ============ ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................      $22,078      $27,301
  Accrued liabilities..............................        7,116        8,270
  Obligations under capital leases --
    current portion................................          577        2,653
                                                     ------------ ------------
          Total current liabilities................       29,771       38,224
Long-term liabilities..............................        7,035        7,984
Convertible subordinated promissory notes..........      230,000      230,000
Obligations under capital leases, net
    of current portion.............................          118          555
Deferred tax liability, long term..................       19,008       19,008
                                                     ------------ ------------
          Total liabilities........................      285,932      295,771

Stockholders' equity:
  Common Stock.....................................           44           43
  Additional paid-in capital.......................      112,472      109,164
  Retained earnings ...............................      139,139      149,894
  Distribution in excess of basis..................      (76,649)     (76,649)
                                                     ------------ ------------
          Total stockholders' equity...............      175,006      182,452
                                                     ------------ ------------
       Total liabilities and stockholders' equity..     $460,938     $478,223
                                                     ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                Three Months Ended        Nine Months Ended
                                   December 31,              December 31,
                             ------------------------- -------------------------
                                1998         1997         1998         1997
                             ------------ ------------ ------------ ------------
                                  (Unaudited)               (Unaudited)
Net sales ...................    $69,792      $98,556     $183,556     $265,839
Cost of sales ...............     62,582       61,538      158,974      164,764
                             ------------ ------------ ------------ ------------
  Gross profit ..............      7,210       37,018       24,582      101,075
                             ------------ ------------ ------------ ------------
Operating expenses:
  Research and development ..      2,368        2,229        7,185        6,411
  Selling, general and
   administrative ...........      4,056        3,408        8,934       10,519
  Restructuring expenses ....     15,662         --         15,662         --
                             ------------ ------------ ------------ ------------
   Total operating expenses .     22,086        5,637       31,781       16,930
                             ------------ ------------ ------------ ------------
Operating income (loss) .....    (14,876)      31,381       (7,199)      84,145
Interest expense, net .......      2,772        2,138        8,168        5,711
                             ------------ ------------ ------------ ------------
Income (loss) before income
  tax provision (benefit)....    (17,648)      29,243      (15,367)      78,434
Income tax provision
  (benefit) .................     (5,294)       8,773       (4,610)      23,531
                             ------------ ------------ ------------ ------------
   Net income (loss) ........   ($12,354)     $20,470     ($10,757)     $54,903
                             ============ ============ ============ ============
Net income (loss) available
  for common stockholders
  per share:
   Basic.....................     ($0.28)       $0.48       ($0.25)       $1.31
                             ============ ============ ============ ============
   Diluted...................     ($0.28)       $0.37       ($0.25)       $1.01
                             ============ ============ ============ ============
Shares used in computing
  per share amounts:
   Basic.....................     43,822       42,768       43,602       41,912
                             ============ ============ ============ ============
   Diluted...................     43,822       55,099       43,602       54,463
                             ============ ============ ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine Months Ended
                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------ ------------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................    ($10,757)     $54,903
  Adjustments to reconcile net income (loss)
     to net cash used in operations:
     Depreciation and amortization .................      39,432       28,846
     Equipment & spare part  writedowns .............     13,657         --
     Changes in operating assets and liabilities:
       Receivables .................................      21,637      (14,840)
       Inventories .................................      (9,525)      (4,959)
       Deposits, prepaid expenses and other assets .        (265)        (579)
       Accounts payable ............................      (5,221)        (877)
       Accrued liabilities .........................      (1,154)      13,346
       Lomg term liabilities .......................        (949)       4,753
                                                     ------------ ------------
          Net cash provided by operating activities.      46,855       80,593
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...     (36,962)    (105,538)
  Decrease in other assets .........................       1,065          519
                                                     ------------ ------------
          Net cash used in investing activities ....     (35,897)    (105,019)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................      (2,513)      (2,141)
  Proceeds from issuance of Common Stock ...........       3,309       18,191
                                                     ------------ ------------
          Net cash provided by financing activities.         796       16,050
                                                     ------------ ------------
  Net increase (decrease) in cash and cash
   equivalents ......................................     11,754       (8,376)
  Cash and cash equivalents at beginning of period ..     24,985       55,058
                                                     ------------ ------------
  Cash and cash equivalents at end of period ........    $36,739      $46,682
                                                     ============ ============

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

Operating results for the quarter ended December 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.


Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                          December 31,   March 31,
                                            1998          1998
                                         ------------  ------------
                                              (in thousands)
Raw materials.....................            $6,690        $7,498
Work-in-process...................             4,818         6,024
Finished goods....................            15,599         4,878
                                         ------------  ------------
                                             $27,107       $18,400
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

Restructuring Charge

During the third quarter of fiscal 1999, the Company announced and completed a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The plan was primarily aimed at improving costs efficiencies by retiring older equipment and eliminating excess capacity. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

Other

During the third quarter of fiscal 1999, the Company recorded a $2.3 million charge for inventory revaluation (included in cost of sales) and a $1.5 million charge for uncollectible receivables (included in selling, general and administrative expenses).

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):
[CAPTION]

                               Three Months Ended        Nine Months Ended
                                  December 31,              December 31,
                            ------------------------- -------------------------
                               1998         1997         1998         1997
                            ------------ ------------ ------------ ------------
Basic:
 Weighted average shares
  outstanding for the
  period..................       43,822       42,768       43,602       41,912
                            ------------ ------------ ------------ ------------
 Shares used in computing
  per share amounts.......       43,822       42,768       43,602       41,912
                            ============ ============ ============ ============
 Net income (loss)
  available for common
  stockholders............     ($12,354)     $20,470     ($10,757)     $54,903
                            ============ ============ ============ ============
 Net income (loss)
  available for common
  stockholders per share..       ($0.28)       $0.48       ($0.25)       $1.31
                            ============ ============ ============ ============
Diluted (1):
 Weighted average shares
  outstanding for the
  period..................       43,822       42,768       43,602       41,912
 Net effect of dilutive
  stock options based on
  the treasury stock
  method using average
  market price............         --          2,647         --          2,885
 Assumed conversion of
  5 3/4% convertible
  subordinated notes......         --          9,684         --          9,684
                            ------------ ------------ ------------ ------------
 Shares used in computing
  per share amounts.......       43,822       55,099       43,602       54,481
                            ============ ============ ============ ============
 Net income (loss)
  available for common
  stockholders............     ($12,354)     $20,470     ($10,757)     $54,903
  subordinated note
 Add 5 3/4% convertible
  subordinated note
  interest, net of
  interest capitalized
  and income tax effect...         --          1,841         --          4,717
                            ------------ ------------ ------------ ------------
 Net income (loss)
  available for common
  stockholders............     ($12,354)     $22,311     ($10,757)     $59,620
                            ============ ============ ============ ============
 Net income (loss)
  available for common
  stockholders per share..       ($0.28)       $0.40       ($0.25)       $1.09
                            ============ ============ ============ ============

(1) Diluted EPS for the three and nine months ended Decenber 31, 1998 does not assume conversion of the Company's 5 3/4% convertible subordinated notes, as the effect would be anti-dilutive.


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

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

Results of Operations

Net Sales Three Months Ended December 31, 1997 and 1998. Net sales for the three months ended December 31, 1998 were $69.8 million, down 29.2% from the $98.6 million reported in the three months ended December 31, 1997. For the first nine months of fiscal 1999, net sales of $183.6 million were $82.3 million, or 31.0% lower than the same period in fiscal 1998. Unit sales volume decreased 17.2% during the three months ended December 31, 1998, while average selling prices declined 14.5%, compared to the three months ended December 31, 1997. The decrease in unit sales volume during the three months ended December 31, 1998 was attributable to continuing weakened industry demand as disk drive manufacturers reduced drive production and media inventory levels in
response to excess supply in many disk drive market segments.   The
excess media supply also heightened price competition among independent media suppliers, causing a decline in average selling prices. Future sales will depend largely upon customer demand, unit shipments and production volumes.

During the three months ended December 31, 1998 and 1997, four customers individually accounted for at least ten percent of consolidated net sales. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

Gross Profit. Gross margin was 10.3% of net sales for the three months ended December 31, 1998, compared with 37.6% for the three months ended December 31, 1997. The decline in gross margin during the three months ended December 31, 1998 was primarily a result of higher unit production costs and the decline in average selling prices versus the comparable period in fiscal 1998. Additionally the Company recorded a $2.3 million charge for inventory revaluation (included in cost of sales). Third quarter unit production costs rose as fixed costs were absorbed over lower unit production volumes. Production volumes decreased 35% in the third quarter of fiscal 1999, compared with the third quarter of fiscal 1998. The increase in unit production cost, caused by lower production volumes was partially offset by reduced salaries, as the Company responded to lower demand by implementing a
restructuring plan during the third quarter of fiscal 1999.   Under this
plan, the Company reduced it's workforce by approximately 300 employees and eliminated third quarter fiscal 1999 bonuses for all of the Company's personnel.


Research and Development. Research and development expenses increased $139,000 in the three months ended December 31, 1998, compared to the same period in 1997. Research and development expenses increased primarily due to an increase in headcount related to the Company's new product introductions and expanded research efforts to support the Company's expanded programs.

Selling, General and Administrative. Selling, general and administrative expenses increased $648,000 in the three months ended December 31, 1998, compared to the same period in the prior fiscal year. During the third quarter of fiscal 1999, the Company recorded a $1.5 million charge for uncollectible receivables (included in selling, general and administrative expenses). Excluding this charge, selling general and administrative expenses decreased $852,000. This decrease in selling, general and administrative expenses was primarily a result of lower headcount and reduced salaries as the Company responded to lower demand by implementing a restructuring plan which eliminated certain administrative positions and all third quarter fiscal 1999 bonuses. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions and levels of production volume and unit shipments.

Restructuring Charge
During the third quarter of fiscal 1999, the Company announced and completed a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The plan was primarily aimed at improving costs efficiencies by retiring older equipment and eliminating excess capacity. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

Interest Expense, Net. Net interest expense increased $634,000 during the three months ended December 31, 1998, compared to the same period in fiscal 1998. The increase in interest expense, net was primarily a result of a decrease in interest income (as the Company's average cash balances declined) and capitalized interest versus the comparable period in the prior year.

Provision for Income Taxes. For the three months ended December 31,
1998 and 1997, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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


Liquidity and Capital Resources

Cash and cash equivalents increased by $11.8 million to $36.8 million at December 31, 1998 from $24.9 million at March 31, 1998. Cash flows from operations were $46.9 million for the nine-month period ended December 31, 1998 as compared to $80.6 million in the comparable period of 1997. Cash generated during the nine months ended December 31, 1998 reflected net income adjusted for non-cash changes including depreciation and amortization and equipment writedowns (taken as a result of the restructuring change) and a decrease in receivables offset by an increase in inventories and a decrease in accounts payable and accrued liabilities. Decreased sales and lower margins contributed to the decline in positive cash flow provided by operations during the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997.

The Company invested $36.9 million and $105.5 million in property, plant and equipment during the nine months ended December 31, 1998 and 1997, respectively. The Company currently expects to spend approximately $50 million over the next twelve months on property, plant & equipment.

Cash used by financing activities for the first nine months of fiscal 1999 reflected $2.5 million in principal payments on capital leases, offset by $3.3 million in cash received for employee stock purchases.

As of December 31, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the full balance of the $50 million revolving credit facility.

The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities, will provide adequate cash to fund its operations and anticipated capital expenditures at least through December 31, 1999. Should improved market conditions result in a need for a substantial expansion in the Company's manufacturing capacity, the Company may need to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

 The Company presently believes, with modification to existing software and conversion to new software, the "Year 2000" issues relating to internal computer systems and products will not cause significant operational problems or computer problems. Furthermore, the cost of implementing these solutions is not anticipated to be material to the financial position or results of operations of the Company. However, if such modifications and conversions are not made, or not completed on a timely basis, the Year 2000 issue could have a material adverse effect on the Company. Furthermore, the costs of such conversions and updates are based on estimates, which are derived utilizing numerous assumptions of future events, including, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and similar uncertainties. There can be no assurance that the Company will be able to upgrade any or all of its major systems or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company.

The Company is initiating formal communications with all of its significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems or products of other companies or significant
suppliers will be Year 2000 compliant.   A failure to take appropriate
remediation measures by another company, or remediation that is incompatible with the Company's systems, could have a material adverse effect on the Company. As of December 15, 1998, the Company had received responses from approximately 70% of such third parties, and 95% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

The Company is currently working with its customers and suppliers, to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort on or about June 30, 1999; however, should the Company's customers or suppliers fail to address Year 2000 issues, the Company could be adversely affected. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which could have a material adverse effect on the Company. Additionally, any inability of customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of products could also have a material adverse effect on the Company.

Currently, the Company does not have a contingency plan in place should the Company be unsuccessful in its efforts to become Year 2000 compliant. However, the Company intends to create such a contingency plan by July 1999.




Part II  Other Information

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable

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

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K:

During the quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.


Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HMT Technology Corporation
(Registrant)


Date:   February 1, 1999                BY:  /s/ Peter S. Norris

                                                Peter S. Norris
                                                Vice President and
                                                Chief Financial Officer


Date:   February 1, 1999                BY:  /s/ Ronald L. Schauer

                                                Ronald L. Schauer
                                                President and
                                                Chief Executive Officer




































EXHIBIT INDEX

(a)  Exhibits:

Exhibit No.
  10.69           Revolving Credit Agreement

  27.1            Financial Data Schedule.