Form 10-K405
period 1999-03-31
HMT TECHNOLOGY CORP
filed 1999-06-28
CIK 1005967

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Fiscal Year Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Transition Period from ____________ to ____________


                       COMMISSION FILE NUMBER: 000-27586

                           HMT TECHNOLOGY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                                94-3084354
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

       1055 Page Avenue, Fremont CA                            94538
      (Address of Principal Executive Offices)             (Zip Code)

                                (510) 490-3100
              (Registrant's Telephone Number, Including Area Code)
                          Web Page Address: WWW.HMTT.COM

          Securities Registered Pursuant to Section 12(b) of the Act:

 (Title of Each Class)                 (Name of Exchange on Which Registered)

Common Stock, Par Value $0.001                    Nasdaq National Market
5 3/4% Convertible Subordinated Notes,            Nasdaq Smallcap Market
       Notes, due 2004

        Securities Registered Pursuant to Section 12(g) of the Act:
                                       None



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 1, 1999 the aggregate market value of Common Stock held by non-affiliates was approximately $135.6 million. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of June 1, 1999, 44,998,911 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market (HMTT).


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement, which will be filed with the Commission pursuant to Registration 14A in connection with the 1999 Annual Meeting, are incorporated by reference in Part III of this Report.



 ===============================================================================

                           HMT TECHNOLOGY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                     PART I

Item  1.   Business
Item  2.   Properties
Item  3.   Legal Proceedings
Item  4.   Submission of Matters to a Vote of Security Holders

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters
Item  6.   Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
Item  7A   Quantitative and Qualitative Disclosures About Market Risk
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

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

                                     PART I

Item 1. Business

This Annual Report on Form 10-K report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may" , "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause HMT's or its industry's results, level of activity, performance or acheivements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements not specifically described above also may be found in these and other sections of this report.

HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin film disks for high-end, high-capacity and removable hard disk drives, which in turn are used in PCs, network servers and workstations. HMT was incorporated in Delaware in December 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since calendar 1983. Since completing the acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives.

The disks currently being shipped by the Company are primarily for disk drives and removable cartridges with storage capacities ranging from
1.0 to 20.4 gigabytes (using one to six disks), and all have coercivity levels of 2100 Oersted or higher. Since March 1994, the Company has focused on addressing the needs of the high-end, high-capacity segment of the disk drive market as well as the removable and emerging low cost hard disk drive segments. HMT believes that its current operating results reflect its success in meeting these needs and that its future growth and success depend on its ability to continue to develop and market products that enable its customers to produce high-performance disk drives for high-end data storage applications. The Company provides a range of magnetic density points (coercivities), glide heights, disk thicknesses and disk sizes to match the design and performance requirements of each particular customer. The Company's principal customers currently include Maxtor Corporation ("Maxtor"), Western Digital Corporation ("Western Digital"), Iomega Corporation ("Iomega"), and Samsung Electronic Company Limited ("Samsung"). During fiscal 1999 and 1998, the Company shipped disks to SyQuest Corporation ("SyQuest") and Micropolis Corporation ("Micropolis."), respectively. In February 1999, the Company announced it had received qualification for, and would begin shipping disks to Conner Technology ("Conner").

Industry Background

The Disk Drive Market

Market demand for disk drives has been growing steadily, stimulated by the demand for new computers, upgrades to existing computers and the growing use of sophisticated network servers. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. According to Trend Focus, worldwide shipments of PCs were 81 million units in calendar 1997 and 90 million units in calendar 1998, and are projected to reach approximately 144 million units in calendar 2002. In addition, the PC server market, driven by the trend toward networking applications and the expansion of the Internet, is expected to grow substantially through the calendar year 2001. Although unit shipments of PCs are expected to grow, the introduction of the sub-$1,000 PC has had far-reaching effect throughout the PC supplier base. As PC prices have fallen, the pressure on key component manufacturers, such as disk drive manufacturers, has intensified.

This pricing pressure was evident in calendar 1998; according to Trend Focus, worldwide shipments of hard disk drives grew 11% to 145 million units in calendar 1998 while revenues declined 0.1% to approximately $25.8 billion. Analysts predict that growth in unit shipments will outpace revenue growth over the next several years. Units are projected to grow to 245 million in calendar 2002, producing revenues of $32 billion. More important for the media industry, however, was that the disks-per-drive ratio continued to decline across all product platforms after several years of modest increases. Slower growth and a falling disks/drive ratio caused disk media shipments to contract for the first time in the industry's recent history. According to Trend Focus, unit shipments fell 2.3% to 407 million in calendar 1998, with an estimated market value of $4 billion, down 16% from 1997. Shipments from OEM sources declined sharply, as Captive manufacturers increased their percentage of internal supply. This reflects a sustained vertical integration move, and will make future competition more difficult for independent media producers. Trend Focus projects that the significant declines in units and revenues will abate in calendar 1999, and that the total market for thin film disks will begin to expand again, reaching 610 million units in calendar 2002, with an estimated market value of $5.3 billion.

The applications being developed for PCs require greater storage capacity and, as a result, have increased the demand for high-capacity disk drives. Users purchasing newer PCs for business and home are commonly attracted by the availability of greater processing power, larger databases, multimedia and other memory intensive applications and more sophisticated operating systems, such as Windows 98 or Windows NT. Increasing use of the Internet and on-line data, including image storage and retrieval, have been responsible for the stimulated demand for storage capacity. The disk drive industry has responded to this demand with significant technology and product advances. As a result, mean storage capacity per disk drive has increased from 690 megabytes ("MB") in calendar 1995 to 3.0 gigabytes ("GB") in calendar 1997 to 4.3 GB in calendar 1998. This increase in storage capacity per platter has allowed disk drive manufacturers to reduce the average number of disks per drive. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely slow the growth rate of disk shipments below the growth rate of disk drives during calendar 1999 and beyond. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to limit the market opportunities for independent disk suppliers such as HMT.

While storage capacity has grown, the cost per GB has fallen from $1,260 in calendar 1993 to $320 in calendar 1995 and to $15 in calendar 1999. Today's market continues to generate pressure for advances to facilitate these trends in computing, especially at the high-end. Thus, the Company believes that success in the disk drive market has depended and for the foreseeable future will depend on the ability of the disk drive manufacturer, together with its suppliers of critical components, such as thin film disks, to keep pace with these advances.

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

Disk Drive Technology

Fiscal 1999 was a difficult year of transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of fiscal 1999, most disk drives were manufactured with MR components. An MR disk is optimized for use with MR heads that use separate read and write elements. The write element is made from conventional inductive materials, but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields enabling them to read more densely-packed, smaller-sized bits. The transition to MR disk drives has led to significant, unprecedented increases in areal density. The Company believes that the number of gigabits per square inch doubled in fiscal 1998. During fiscal 1998, the Company began manufacturing both MR and inductive media. The Company had largely completed its transition to MR products by the second quarter of fiscal 1999 at which time MR media, including more advanced giant magnetoresistive ("GMR") disks, accounted for approximately 50% of the Company's unit sales. MR disks accounted for 75% of unit sales and GMR disks accounted for 5% of unit sales in the fourth quarter of fiscal 1999. The Company believes that MR and GMR disks will continue to be the predominant media for disk drives in fiscal 2000.

Prior to fiscal 1997, market demand for advanced thin-film media typically exceeded supply. In mid- fiscal 1997, the rate of growth in demand for media slowed abruptly due in large measure to the significant increases in storage capacity per disk achieved through the use of MR technology. As a result, drive designs incorporated fewer disks and recording heads to achieve the disk drive capacities demanded by the market. In addition, based upon historical supply shortages and forecasts for continued strong demand growth rates, the Company and its competitors (both independent and captive suppliers) began adding significant media manufacturing capacity in fiscal 1996 which for the most part became operational in fiscal 1997. The increased supply of media generated by the expanded physical capacity, coupled with the tremendous improvement in disk storage capacity, allowed the overall supply of thin-film media to catch up to, and then exceed, market demand. Captive media suppliers (owned by vertically integrated disk drive customers) utilized their capacity at the expense of independent suppliers, such as HMT, during this period. As a result, in fiscal 1998 and fiscal 1999, the market for disks produced by independent suppliers decreased sharply and pricing pressures intensified. During fiscal 1999, the Company idled certain equipment and facilities to more closely align its production capacity to demand for its products.


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

Major improvements in disk drive performance have been based on technological advances in the principal components. In a typical disk drive today, the spindle/motor assembly rotates the disk at 5,200 to 10,000 revolutions per minute. The head reads and writes data onto the spinning disk while flying at a height of 1.0 to 1.5 microinches (0.025 to 0.038 micron) and at data transfer rates of 180 to 270 megabits per second. The combination of modern head and disk technologies enables this drive to store data on 10,000 to 14,000 circumferential tracks per radial inch on the disk with 200,000 to 280,000 bits of data per inch along each track.

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

 -- Magnetics. Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted ("Oe"). The coercivity of the disk is determined by the types of disk substrate and thin film materials used, substrate surface conditions before disk sputtering and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. As areal density increases, higher coercivity is needed to permit sharper transitions between magnetized regions. This allows each bit of data to be stored in a smaller area, and therefore more data can be stored in the same disk area. Advanced drive designs currently require coercivities in the range of 3000 to 3200 Oe, compared to a range of 950 to 1200 Oe eight years ago. The Company believes that most high-end disk drive manufacturers will require coercivities of 3000 Oe and above by the end of calendar 1999. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 2100 to 3100 Oe, with over 50% of the Company's revenues during the three months ended March 31, 1999 deriving from disks with coercivities of 2900 Oe and above. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3400 Oe.

 -- Glide Height. The glide height of the disk is the measure of the height at which the head can fly over the disk without hitting anything and is a standard used in the specification of the disk. The actual flying height of the head in the disk drive is higher than the glide height to provide a margin for safety. Glide height depends on the smoothness and flatness of the disk surface. The lower the disk head flies above the disk surface, the more accurately the head can read the magnetic signal, allowing a smaller magnetized region to store each bit of data and thereby contributing to increases in areal density. While the current industry standard glide height for advanced applications is 0.8 microinch, the Company expects that glide heights will decrease to less than 0.7 microinches by the end of calendar 1999. The Company currently manufactures and sells disks in commercial quantities with glide heights of 1.2 microinches to 0.7 microinches.

 -- Durability Through Start/Stop Cycles. In most hard disk drives, the head and disk come into contact when the disk drive is turned off and the head rests directly on the inner diameter of the disk. To prevent wear on the disk, a protective overcoat is deposited over the magnetic layer of the disk. However, the thickness of this overcoat must be minimized because this layer increases the distance of the head from the magnetic layer, thereby reducing the strength of the magnetic signal reaching the head. Customer specifications typically require 60,000 start/stop cycles for desktop PCs.

 -- Stiction. Stiction is the static friction that occurs when two smooth surfaces come into contact. In the case of hard disk drives, an extremely smooth disk surface enables lower glide heights and can enhance durability by reducing the friction which occurs when the head contacts the disk. However, if a disk is too smooth, stiction will cause the head to adhere to the disk surface when the drive is turned on and off, causing irreparable damage to the hard disk drive. Disk manufacturers minimize this problem primarily through texturizing the disk surface in a controlled manner. Disk manufacturers cannot simply address each performance characteristic discretely because the interplay among characteristics significantly impacts the overall performance of the disk. For example, a protective overcoat that yields a highly durable disk may well reduce the disk's potential storage capacity.

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

Disk drive manufacturers participating in the high-end, high-capacity disk drive market segment can realize higher gross margins by successfully addressing the need for drives capable of supporting today's demand for high-performance, value-added computing products. In this segment, which supplies products incorporated into high-end PCs, network servers and workstations, users are less price sensitive than typical home PC consumers because they have a more compelling need for a value-added product. Because of the short product cycles and the significant technology improvements incorporated into each new generation of high-performance disk drives, the need to be in the forefront of technological advances is particularly great for companies competing in this segment.

Disk drive manufacturers can produce higher capacity products by putting more disks in a drive or coupling a number of drives together in an array. These approaches are limited by form factor constraints and technical complexity. These are also relatively high-cost solutions since the drive manufacturer is adding more componentry. A more cost-effective solution is to develop a product that can store more data using the same number of components. Thus, disk drive manufacturers generally have relied on the development of new head technologies and of thin film disks with improved areal density characteristics to support generational advances in storage capacity and performance.

HMT focuses on providing value-added technological solutions that meet the demands of the high-end, high-capacity disk drive market. The Company develops, manufactures and sells technologically advanced products designed to provide improved performance, principally through achieving higher coercivities and lower glide heights. The Company seeks to be a supplier to disk drive manufacturers with a proven record for technological leadership because these customers have the greatest ability to fully exploit the value of technologically superior disks. By working with such high-end customers and their head vendors, HMT can influence leading edge disk drive designs and earn a strong position as a supplier of disks for these products.

The key elements of HMT's strategy are as follows:

  o Establish and Maintain Leadership in High-End Product Technology. The Company focuses its development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, HMT is continually engaged in efforts to enhance its proprietary technologies and processes. For example, efforts in the alloy and process development area, focusing largely on non-precious metal alloys, are directed toward improving disk coercivity above the 3200 Oe level.

  o Develop Collaborative Relationships with Leading Head and Disk Drive Manufacturers. The Company works closely with head manufacturers developing new technologies, including MR , Giant MR, Dual Stripe MR ("DSMR"), and Proximity MR head compatible disk. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into leading edge disk drives. HMT also seeks to establish strong relationships with its customers, enabling the Company to participate in establishing technological and design requirements for new products. The Company believes that close technical collaboration with its customers and their other suppliers during the design phase of the new disk drives facilitates integration of the Company's products into new disk drives, improves the Company's ability to reach cost effective high volume manufacturing rapidly, and enhances the likelihood that the Company will become a primary supplier of thin film disks for high performance disk drive products.

  o Develop Advanced Manufacturing Processes to Support Volume Production. HMT develops advanced manufacturing processes directly on state-of-the-art production equipment. Developing manufacturing processes for new products directly on active production lines during the research and development phase increases the likelihood that the Company can quickly and efficiently transition to high volume commercial production of new products. The ability to implement new processes quickly also helps the Company meet its customers' increasingly rapid time-to-market demands and advances its goal of having its products designed into its customers' disk drives.

  o Maintain Strict Quality Control of Manufacturing Process. HMT believes that its close attention to quality control results in a consistent product and high production yields and is key to its success. Attention to quality has the dual benefit of producing high-performance disks and lowering the Company's cost of production. In addition, product quality is an essential factor in the supplier certification process of disk drive manufacturers.

  o Scale Manufacturing Capacity to Meet Demand. In fiscal 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The Company brought four production scale sputtering lines into service during fiscal 1997, six in fiscal 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, the Company completed the first phase of expansion of its facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, the Company completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, the Company idled seven sputtering lines and associated equipment and facilities in connection with its restructuring plan.


Products

The Company provides a range of magnetic density points
(coercivities), glide heights and disk thicknesses. HMT currently manufactures and sells disks in commercial quantities with substantially all having coercivities levels of 2100 Oe or higher and glide heights of
1.5 microinches or less. At March 31, 1999, 50% of revenue was generated from disks with coercivities of 2900 Oe and above. The Company is also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3400 Oe.

The Company's product mix continually shifts as technological advances are implemented in anticipation of demand for disks with improved performance characteristics, and the Company transitions production from less technologically sophisticated disks still in active use. For example, during the three months ended December 31, 1996, 2000 Oe and below products comprised 80% of total units shipped, as compared with the three months ended March 31, 1999, where 2100 Oe and above products comprised 100% of total units shipped.

The Company's disks are currently used by six disk drive manufacturers in more than sixteen different 3 1/2-inch disk drive products. Currently, these disks are used in fixed disk drives that have capacities ranging from 4.3 GB to 20.4 GB with storage capacity per disk ranging from 1.0 GB to 5.1 GB and removable disk drives that have capacities ranging from 1.0 GB to 2.2 GB with storage capacity per disk of approximately 500 MB to
2.2 GB. The Company has the technological capability to produce disks to fit standard form factors of 5 1/4-inches and below, although it currently produces only 3 1/2-inch disks.

Manufacturing and Quality

HMT believes that its internally developed proprietary and patented manufacturing processes and state-of-the-art equipment, to which it has made proprietary modifications, combined with its extensive expertise, currently provide HMT with a technological advantage over competing independent thin film disk manufacturers. HMT's expertise, processes and equipment also allow it to develop new proprietary processes in response to customers' requirements for improved product performance and to integrate new technologies into the manufacturing process rapidly. The Company's production lines are scaleable and have been designed to be installed, modified or expanded in a cost effective manner. The use of a modular strategy facilitates incremental capacity increases, efficient adaptation of manufacturing equipment for new product processes and achievement of high volume manufacturing capacity for new products on a timely basis.

Manufacturing Process

The Company's manufacturing process is briefly summarized as follows:

Machine, Chamfer, Bake, Grind and Wash. The initial input to the production of a thin film disk is an aluminum blank that can be procured from a number of sources. To create specialized aluminum alloy substrates, HMT machines the inner edges of the blank to specified diameters, chamfers the inner and outer edges of the blank and bakes the chamfered blank to relieve stress induced by the machine and chamfer processes. HMT then grinds the blank to achieve required gauge thickness and flatness, remove surface defects and improve surface finish. HMT then washes the blank to remove particles. HMT currently produces these substrates through in-house manufacturing, and may from time to time purchase a portion of its requirements from independent vendors.

Plate, Polish, Texture and Wash. Aluminum substrates are plated with electroless Nickel-Phosphorous alloy, a non-magnetic layer critical to corrosion resistance that strengthens the disk and improves durability. The Company currently performs most of its nickel plating in-house. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface, reducing its roughness, while maintaining the overall flatness of the disk. The Company's texturizing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. HMT currently utilizes different texture processes, including laser texturing, to address different customer requirements. The wash process is developed to present a clean disk surface to the sputter process. Subsequent processes occur in class 10 clean rooms only.

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

Glide/Certify. In the test and certification process, each finished disk is optically and electronically screened and certified as acceptable based on the customer's specifications. A robotically controlled tester electronically tests for glide performance. The tester then writes information onto the disk, reads it back and erases it, simulating performance in the customer's disk drive. Each disk is tested for parametrics, errors in the read/erase process and surface defects.

The conversion of a specialized aluminum alloy blank into a final product requires two days.


Quality Assurance

HMT has a dedicated quality assurance group. The Company believes that its quality assurance program allows it to realize superior product yields and consistently produce a quality product. Because a high quality product is critical to achieving strong operating results and high customer satisfaction, HMT's emphasis on this area will remain a top priority. The organization consists of four separate groups:

  o Application Engineering. The Application Engineering group is responsible for reviewing customer requirements and specifications by conducting specification reviews and soliciting customer and internal manufacturing feedback. Other functions include correlating and evaluating the results of HMT and customer testing, generating standards and performing source audits.

  o Supplier Quality Engineering. Because quality assurance is a critical aspect of the Company's strategy, the emphasis on quality must extend to the supplier level. The Supplier Quality Engineering group is responsible for ensuring incoming product quality through auditing suppliers, reviewing process data, establishing internal specifications and creating quality procedures and practices. The group also establishes material specifications, supplier benchmarking and standards for qualification of the supplier base.

  o Process Quality. The Process Quality group is responsible for performing ongoing reliability testing, process improvement testing and new product development testing. Specific functions involve statistical process control analysis, gauge repeatability and reproducibility studies, equipment calibration, process qualification improvements and in-process quality audits.

  o Customer Support. The Customer Support group acts as liaison between the customer and the Company's manufacturing organization. All customer concerns and issues are handled through the group. Other responsibilities include corrective action requests, non-conforming material reviews, return material authorizations and document control.

Manufacturing Facilities and Capacity

The Company's manufacturing facilities, distribution center and administrative offices are located in Fremont, California. The Company's Fremont facility received ISO 9001 certification in May 1996. The Company currently operates 19 production scale sputtering lines for production and development of products. A typical sputtering line consists of one sputtering machine and associated equipment, such as texturizers, lubricators, glide testers and certifiers. The Company's facilities currently operate seven days a week, 24 hours per day.

In fiscal 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The Company brought four production scale sputtering lines into service during fiscal 1997, six in 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, the Company also completed the first phase of expansion of its facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, the Company completed the second phase of expansion of the Eugene facility, adding more polishing capacity. Also, during the third quarter of fiscal 1999, the Company idled seven sputtering lines and associated equipment and facilities in connection with its restructuring plan.


Technology

The Company believes that there are a number of factors that are key to establishing and maintaining an advanced technology position. The Company is optimizing precious metal alloys, based on a cobalt/ chromium/tantalum/platinum alloy, for future products with coercivities that can support foreseeable demand for increased storage capacity. The Company also has extensive expertise in the deposition of these and other alloys onto disks. The Company uses state-of-the-art static sputtering machines in the development and production of disks. Static machines differ from in-line, pallet machines used by some other disk manufacturers in a number of important respects. Static sputtering machines process one stationary disk at a time, allowing for greater control of alloy deposition and minimizing spatial and temperature variation; use isolated process chambers, permitting the manufacturer to control and optimize each process step separately; and do not require a pallet, reducing the risk of contamination of the disk surface during processing. The Company has further enhanced the performance of sputtering equipment supplied by vendors through internally developed, proprietary and patented modifications.

The Company believes its unique tribology approach, which minimizes detrimental interaction between the head and disk, is another area of strength. The method involves balancing the inter-relationship between texturizing, carbon overcoating and lubrication. The Company's texturing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction and defect characteristics. HMT currently utilizes different texture processes, including laser texturing to address different customer requirements. This process provides increased protection where the head most often comes into contact with the disk, while also minimizing the distance between the head and the disk magnetics in other regions of the disk where data is stored and read. A nitrogen-containing carbon overcoat offers superior wear resistance. Application of the Company's in-house blended lubricant results in disks that can withstand an extreme range of temperature and humidity conditions. These additional layers must be thick enough to achieve the desired protection of the disk and thin enough to minimize the distance between the head and the magnetic layer of the disk. The Company believes that its application of these technologies, with particular attention to the inter-relationship between the technologies and their combined effect on disk performance, have enabled it to develop competitive high-capacity disks.

The Company also devotes considerable resources to developing disks for drives utilizing new head technology. Head technology, traditionally based on flying inductive heads that combine the read and write function within one head, has gone through significant evolution. Important technologies, such as MR heads, and the new GMR heads, have emerged. MR head technology separates the read and write function to different elements of the head. By physically disconnecting the writing and readback processes each can be individually tuned for optimized performance. The GMR head, which has even higher sensitivity than MR heads, thereby producing more output, is emerging now and is the head of the future. In order to take advantage of the technological potential of these new head technologies and enable the Company to play a role in setting design specifications for the disk drive product, HMT works directly with head manufacturers to develop compatible disks. The Company has demonstrated the ability to produce disks for the new head formats through the use of new alloy systems, modified equipment and optimized processes.

The Company believes that its materials science expertise and ongoing commitment to developing new technologies is critical to remaining competitive and achieving desired operating results. The Company expects its research and development effort to remain focused on alloy and process development, substrate finish and texture, overcoat development, and compatibility with advanced recording concepts. As it has done in the past, the Company intends to conduct many of its development programs directly on production lines, facilitating transition to high volume commercial production and minimizing development expense. During the fiscal years 1997, 1998 and 1999, the Company incurred $5.8 million, $8.8 million, and $9.7 million, respectively, of research and development expenses. The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products.


Customers, Sales and Support

  The Company sells its products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to the Company's principal customers in fiscal 1999, fiscal 1998 and fiscal 1997:

                                     Fiscal     Fiscal     Fiscal
                                      1999       1998       1997
                                    ---------  ---------  ---------
      Maxtor.......................     36.0%      23.4%      40.7%
      Samsung......................     17.8%      16.0%      19.8%
      Iomega.......................     15.2%      28.9%      12.2%
      Western Digital..............     24.1%      19.0%      11.9%

Iomega utilizes the disks in its removable media hard disk drives. The Company's other customers during fiscal 1999 included SyQuest. During the third quarter of fiscal 1999, SyQuest filed for protection under Chapter 11 of the Bankruptcy Code. The Company's other customers during fiscal 1998 included Micropolis and Quantum Corporation ("Quantum"). During the third quarter of fiscal 1998, Micropolis filed for protection under Chapter 11 of the Bankruptcy Code. Due to cessation of its high-end manufacturing operations, Quantum's high-end products are now being manufactured by Matsushita Kotobuki Electronics Industries ("MKE"), and the Company shipped products to MKE during fiscal 1998. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter.

The Company has generally sold its products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, the Company entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June 2001. This agreement is subject to a number of conditions and qualifications and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

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

Although the Company has broadened its customer base, there are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Additionally, there is the possibility that one or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, Maxmedia, a division of Hyundai Electronics America ("Maxmedia"), and an affiliate of Maxtor, began internal media production of thin film disks during fiscal 1998. There has also been a trend toward consolidation in the disk drive industry that the Company expects to continue. For example, during fiscal 1998, StorMedia, one of the Company's competitors, acquired another of the Company's competitors; Akashic Memories Corporation, a subsidiary of Kubota, Inc. ("Akashic"). Then, during fiscal 1999, Stormedia filed for protection under Chapter 11 of The Bankruptcy Code. Also during fiscal 1999 one of the Company's customers, Western Digital, announced it had sold all of its media manufacturing operations to the Company's largest U.S. competitor, Komag Incorporated ("Komag"). Western Digital also signed a long term volume purchase agreement with Komag in connection
with the sale of its media manufacturing operations.   If any of the
Company's customers or competitors were to combine and rationalize suppliers and competitive product lines, the Company's business, results of operations and financial condition could be materially adversely affected.

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

Competition

Competitors in the thin film disk industry fall into three groups:
U.S. non-captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitor is Komag. Asian-based competitors include Fuji Electric Company Limited ("Fuji"), Mitsubishi Kasei Corporation ("Mitsubishi"), Trace Corporation ("Trace"), Showa Denko K.K. ("Showa Denko") and Hoya Corporation ("Hoya"). Certain of these companies have significantly greater financial, technical and marketing resources than the Company. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate Technology, Inc. ("Seagate") and an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent manufacturers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use, or that disk manufacturing capacity will not exceed demand. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation.

The market for thin film disk products is highly competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting this market include performance, quality, delivery capability and price. The Company believes that its products compete favorably in the high-end segment of the market that it serves, especially with respect to performance and quality. The thin film disk industry is characterized by short product life cycles, ranging from nine to twelve months. As a result, the Company must continually anticipate, and adapt its products to meet demand for increased storage capacity. There can be no assurance that in the future the Company will be able to manufacture products on a timely basis with the quality and features necessary in order to remain competitive. In addition, the development of technologically innovative products requires substantial investments in research and development. Specifically, the thin film disk industry is characterized by intense price competition. The Company has experienced significant pricing pressures during fiscal 1999, and there can be no assurance that the Company will not face similar pressure in fiscal 2000. Price competition has had and may continue to have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property and Proprietary Rights

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 34 patents and 15 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

Litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or claims for indemnification resulting from infringement claims by third parties. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition, see "Risk Factors - Intellectual Property and Proprietary Rights."

Sources of Supply

The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including substrates, plating chemicals, abrasive tapes and slurries, certifier heads, sputter targets and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past, and there can be no assurance that shortages will not occur in the future, or that materials will not be available only with longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, may require that the product be requalified with each customer. Requalification could prevent an early design, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. While the Company has implemented procedures to monitor the quality of the materials received from its suppliers, there can be no assurance that materials will meet the Company's specifications and will not adversely impact manufacturing yields or cause other production problems. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

As of March 31, 1999, the Company had 1,902 full-time employees, with 1,679 in manufacturing, 76 in research and development, 95 in quality assurance and 52 in administration and marketing. The Company believes it generally has good relations with its employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that attracting and motivating skilled technical personnel is vital to its success. Although competition for such personnel is intense, the Company believes that it has not historically experienced difficulties in attracting personnel that are significantly different from those experienced by its competitors.

Recapitalization Transaction

On November 30, 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization"). The Leveraged Recapitalization and related transactions consisted of: (i) the repurchase by the Company from Hitachi Metals of shares of Common Stock representing all the outstanding capital stock of the Company for an aggregate purchase price of $52.1 million in cash; (ii) the recapitalization of the Company through the issuance of 21,968,057 shares of Common Stock for an aggregate purchase price of approximately $0.7 million, 5,900,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of approximately $59.0 million, $47.0 million of subordinated promissory notes (the "Subordinated Notes") and $60.0 million in senior debt with associated warrants to purchase 701,344 shares of Common Stock at an exercise price of $0.0003 per share and (iii) the grant of options to purchase 11,451,865 shares of Common Stock under the 1995 Management Stock Option Plan (the "Management Plan") and 1995 Stock Option Plan (the "Stock Plan" and collectively with the Management Plan, "Stock Plans"). The purchasers of the Company's securities in the Leveraged Recapitalization included certain investment funds affiliated with Summit Partners, L.P. ("Summit Partners") and certain other investment funds, the Company's management and employees and Hitachi Metals. The terms of the Leveraged Recapitalization were determined through negotiations between Hitachi Metals and Summit Partners, who, prior to the Leveraged Recapitalization, did not have any affiliation with the Company. Pursuant to these negotiations, the shares of Common Stock were valued at $0.03 per share, the shares of Series A Preferred Stock were valued at $10.00 per share, and the Subordinated Notes were valued at face value. The values of these securities were confirmed by a third party appraisal.

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

                                  RISK FACTORS

In addition to the other information in this Annual Report on Form 10-
K, the following risk factors should be considered carefully in evaluating the Company and its business. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

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

The Company derives substantially all of its net sales from the sale of thin film disks to a small number of customers. The Company typically supplies disks in volume for a limited number of disk drive products at any one time (nine as of March 31, 1999), and these products have an extremely short life cycle. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. Generally, new products have higher average selling prices than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor in its continued success. Moreover, manufacturing yields and production capacity utilization impact the Company's operating results. New products often have lower manufacturing yields and are produced in lower quantities than more mature products. If production for a disproportionate number of new products is commenced in a given quarter or if manufacturing yields for such products do not improve in a timely manner, the Company's operating results for such quarter could be adversely affected. For example, during the quarter ended March 31, 1997, the Company's operating results were adversely affected due partly to lower yields associated with initial production of a significant number of new products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. The ability to adjust manufacturing procedures to reduce costs and improve manufacturing yields and productivity during a product's life is limited, and many adjustments can only be implemented in connection with new product introductions or upgrades. Small variations in manufacturing yields and productivity can have a significant impact on operating results. Furthermore, because the thin film disk industry is capital intensive and requires a high level of fixed costs, operating results are also extremely sensitive to changes in volume. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling without significant penalties. The impact of any of the foregoing factors could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on a Limited Number of Customers; Lengthy Sales Cycle

During fiscal 1999, the Company shipped most of its thin film disks to four customers: Iomega, Maxtor, Western Digital, and Samsung. Aggregate shipments to Iomega, Maxtor, Western Digital and Samsung represented 15.0%, 36.0%, 24.0% and 18.0%, respectively, of net sales in fiscal 1999. There are a relatively small number of disk drive manufacturers, and the Company expects that its dependence on a few customers will continue in the future. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales and operating results. During fiscal 1997, one of the Company's customers, Micropolis, filed for protection under Chapter 11 of The Bankruptcy Code. During fiscal 1998, SyQuest, another of the Company's customers, filed for protection under Chapter 11 of The Bankruptcy Code. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. The Company's success will therefore depend on the success of its key customers. One or more of the Company's customers could develop or expand their ability to produce thin film disks internally and, as a result, could reduce the level of purchases or cease purchasing from the Company or could sell thin film disks in competition with the Company. For example, one of the Company's customers, an affiliate of Maxtor, manufactures thin film disks for Maxtor's use. Also during 1999 one of the Company's customers, Western Digital, announced it had sold all of its media manufacturing operations to the Company's largest U.S. competitor, Komag. Western Digital also signed a long-term volume purchase agreement with Komag in connection with the sale of its media manufacturing operations. There has also been a trend toward consolidation in the disk drive industry, which the Company expects to continue. For example, in February 1996, two leading disk drive manufacturers, Seagate and Conner Peripherals, Inc., combined to form the world's largest disk drive manufacturing company. In addition, during fiscal 1996, Hewlett-Packard Co. exited the disk drive business. If any of the Company's customers or competitors were to combine and reduce suppliers and competitive product lines, the Company's business, operating results and financial condition could be materially adversely affected.

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

Dependence on Intensely Competitive and Cyclical Hard Disk Drive Industry

The Company's operating results are dependent on current and anticipated demand for high-end, high-capacity hard disk drives, which in turn depend on the demand for high-end PCs, network servers and workstations. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin film disks, as well as pricing pressures. The effect of these cycles on suppliers, including thin film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components, including thin film disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. During fiscal 1999, the disk drive industry has experienced declining demand. There can be no assurance that current levels of demand will not continue to decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the hard disk drive industry is intensely competitive, and, in the past, some disk drive manufacturers have experienced substantial financial difficulties. For example, during 1997, one of the Company's customers, Micropolis, filed for protection under Chapter 11 of the Bankruptcy Code. Then, during fiscal 1998, SyQuest, another of the Company's customers, filed for protection under Chapter 11 of the Bankruptcy Code. The Company is currently seeking recovery of more than $2.3 million from these two customers. There can be no assurance that the Company will not face greater difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on the Company's business, operating results and financial condition.

Expansion of Capacity

       While the industry is currently suffering from excess capacity, a rebound in demand could require the Company to resume its capacity expansion. During fiscal 1998 and 1997 the Company was operating at close to full capacity. In fiscal 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The Company brought four production scale sputtering lines into service during fiscal 1997, six in 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, the Company completed the first phase of expansion of its facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, the Company completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, the Company idled seven sputtering lines and associated equipment and facilities in connection with its restructuring plan.

The Company currently expects to spend in excess of $25 million over the next twelve months for maintenance and upgrades to production equipment, a substantial majority of which will be spent on the Company's Fremont, California facility.


Intense Competition

The market for the Company's products is highly competitive, and the Company expects competition to continue in the future. There can be no assurance that in the future the Company will be able to develop and manufacture products on a timely basis with the quality and features necessary in order to remain competitive. Competitors in the thin film disk industry fall into three groups: U.S. non-captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin film disk unit output. The Company's primary U.S. non-captive competitor is Komag. Asian-based competitors include Fuji, Mitsubishi, Trace, Showa Denko and Hoya. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate and an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. During periods of industry excess capacity, such as was experienced during fiscal 1999, these customers favor their internal capacity over purchasing disks from independent suppliers such as the Company. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with the Company. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. Also consolidation of customers and competitors could reduce demand for the Company's products. For example, during fiscal 1999, Komag purchased Western Digital's U.S. media manufacturing operations and Western Digital signed a long-term volume purchase agreement in connection with the sale.

Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin film disks for internal use. Any such changes could have a material adverse effect on the Company's business, operating results and financial condition. Announcement or implementation of any of the following by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation. Specifically, the thin film disk industry is characterized by intense price competition. The Company experienced significant pricing pressure during fiscal 1999, and there can be no assurance that the Company will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments and extended payment terms. Any increase in price competition could have a material adverse effect on the Company's business, operating results and financial condition.

During fiscal 1999, many of the Company's competitors and customers had excess disk manufacturing capacity, resulting in industry capacity in excess of levels of demand. As a result, the Company and many of its customers and competitors have experienced poor operating results.
During fiscal 1999, the Company recorded a net loss of $21.0 million, primarily a result of declining demand and increased competition.

These increased levels of competition, could have further material adverse effects on the Company's business, operating results and financial condition.

Rapid Technological Change

Rapid technological development and short product life cycles have characterized the thin film disk industry. Product life cycles typically range from nine to twelve months. As a result, the Company must continually anticipate, and adapt its products to meet, demand for increased storage capacity. Although the Company is continually developing new products and production techniques, there can be no assurance that the Company will be able to anticipate technological advances in disk drives and develop products incorporating such advances in a timely manner or to compete effectively against its competitors' new products. In addition, there can be no assurance that customers will certify the Company's products for inclusion in new disk drive products. The Company anticipates continued changes in the requirements of the disk drive industry and thin film disk manufacturing technologies, and there can be no assurance that the future technological innovations will not reduce demand for thin film disks. The Company's business, operating results and financial condition will be materially adversely affected if the Company's efforts are not successful, if the technologies that the Company has chosen not to develop prove to be competitive alternatives or if any trend develops toward technology that would replace thin film disks as a storage medium.

Dependence on Suppliers

The Company relies on a limited number of suppliers for many materials used in its manufacturing processes, including aluminum blanks, substrates, sputter targets, plating chemicals, abrasive tapes and slurries, certifier heads and certain other materials. In general, the Company seeks to have two or three suppliers for its requirements; however, there can be no assurance that the Company can secure more than one source for all of its materials requirements in the future or that its suppliers will be able to meet the Company's requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, may require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which the Company's products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede the Company's ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect the Company's business, operating results and financial condition. In addition, there are only a limited number of providers for thin film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt the Company's production volume and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Need for Additional Financing

The disk media business is capital intensive, and the Company believes that in order to remain competitive, it may require additional financing resources over the next several years for capital expenditures, working capital, and research and development. Among other things, the Company's customers prefer suppliers that can meet a substantial portion of their volume requirements, so the Company will need to expand its manufacturing capacity to remain competitive. The Company currently expects to spend in excess of $25 million on capital expenditures principally directed towards the maintenance and upgrade of production equipment over the next twelve months. The Company believes that existing cash balances, cash generated from operations, and funds available under its credit facility will provide adequate cash to fund its operations for at least the next twelve months. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. If it were to resume a facilities expansion, the Company could require additional capital. As of March 31, 1999, the Company had approximately $85.7 million in working capital, including approximately $53.1 million in cash and cash equivalents. In addition, the Company's operations generated cash flow of $68.3 million during the year ended March 31, 1999.


Intellectual Property and Proprietary Rights

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company has 34 patents and 15 pending patent applications in the United States. In addition, the Company has nine foreign patents. Patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. No assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's products. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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




Risks of International Sales

In fiscal 1999, 1998 and 1997, substantially all of the Company's net sales consisted of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies, and the Company anticipates that the substantial majority of its products will be delivered to customers outside of the United States for the foreseeable future. Accordingly, the Company's operating results are subject to the risks of doing business in foreign jurisdictions, including compliance with, or changes in, the law and regulatory requirements of foreign jurisdictions, local content rules, taxes, tariffs or other barriers, and transportation delays and other interruptions. Although presently all of the Company's sales are made in U.S. dollars, there can be no assurance that future international sales will not be denominated in foreign currency.

Anti-Takeover Effects

Certain provisions of the Company's Amended and Restated Certificate of Incorporation, and Bylaws and Delaware law, including the provisions of Section 203 of the Delaware General Corporation Law, which restrict the ability of a substantial stockholder to acquire the Company, may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company.

Volatility of Convertible Note and Common Stock Prices

The trading price of the Company's Common Stock could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of technological innovations or new products by the Company, its customers or its competitors, developments in patents or other intellectual property rights, general conditions in the computer or disk drive industry, comments made by analysts, including charges in analysts estimates and general economic and market conditions. Additionally, the stock markets in general, and the market for technology stocks in particular, has experienced extreme price volatility in recent years. This volatility has often had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. Broad market fluctuations could have a significant impact on the market price of the Common Stock.

Various factors such as changes in prevailing interest rates or changes in perceptions of the Company's creditworthiness could cause the market price of the Company's 5 _% Convertible Subordinated Notes due calendar 2004 (the "Convertible Notes") to fluctuate significantly. The trading price of the Convertible Notes could also be significantly affected by the market price of the Common Stock, which could be subject to wide fluctuations in response to a variety of factors as discussed above.

Item 2. Properties

The Company owns one 57,776 square foot building, used for manufacturing and administration, on approximately 4.3 acres of land in Fremont, California and another 124,000 square foot manufacturing and administrative facility on an adjacent five acre parcel. The Company leases an adjacent 50,400 square foot building used primarily for manufacturing under a lease that expires in December 2003 with three five-year extension options. The Company also leases a nearby 60,312 square foot building used for administration, engineering and distribution, under a lease that expires in May 2004.

The Company also owns a 106,458 square foot building, used for manufacturing and administration, on approximately 4.6 acres in Eugene, Oregon. The Company leases a nearby 14,370 square foot building used for engineering and distribution, under a lease that expires in April 2001, with a five-year extension option.

The Company's Fremont facilities, which currently account for all of its finished disk production, are located near major earthquake faults. Disruption of operations for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, could materially adversely affect the Company's business, operating results and financial condition.

Item 3. Legal Proceedings

On December 16, 1996, Virgle L. Hedgcoth filed a lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-96 21055 JW ("Hedgcoth I"), Mr. Hedgcoth alleged that certain HMT disks infringed three patents allegedly owned by him (the "Hedgcoth I Patents"). On July 1, 1997, Mr. Hedgcoth filed a second lawsuit against the Company and several other entities in the Federal District Court for the Northern District of California. In Hedgcoth v. Hitachi, Ltd., et al., case no. C-97 20581 JW ("Hedgcoth II"), Mr. Hedgcoth alleged that certain HMT disks infringed a fourth patent allegedly owned by him (the "Hedgcoth II Patent"). Each of the Hedgcoth I and Hedgcoth II complaints sought an injunction and unspecified damages, which were sought to be trebled. The Company filed counterclaims in Hedgcoth I and Hedgcoth II seeking declaratory judgments that the Hedgcoth I Patents and the Hedgcoth II Patent were invalid and unenforceable and that they were not infringed by the HMT disks. On November 6, 1998, the Federal District Court issued an order dismissing with prejudice Hedgcoth's claims against HMT and HMT's counterclaims against Hedgcoth in both Hedgcoth I and Hedgcoth II, pursuant to the parties' stipulation.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                   PART II


 Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

     The following table sets forth, for each quarter of fiscal year 1998 and 1999, the range of high and low closing sales prices, as reported on the Nasdaq National Market.

                                            PRICE RANGE OF
                                             COMMON STOCK
                                        ----------------------
                                           High         Low
                                        ----------  ----------
Fiscal 1998
   First Quarter........................ $14 5/8     $10
   Second Quarter....................... $17         $12 3/8
   Third Quarter........................ $20         $12 1/2
   Fourth Quarter....................... $13 3/4      $9 15/16

Fiscal 1999
   First Quarter........................  14 5/8       8 13/16
   Second Quarter.......................  10 13/16     5 3/4
   Third Quarter........................  13 15/16    10 1/32
   Fourth Quarter.......................  15 9/16      3 1/2

        As of June 1, 1999, there were approximately 245 holders of record of the Common Stock. On June 1, 1999, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $4.00 per share.

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


 Item 6.  Selected Consolidated Financial Data

(In thousands, except per share data)
                                                         Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $239,531   $356,194   $263,209   $194,401    $72,893
Cost of sales...............................   221,495    225,599    156,277    119,803     67,539
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................    18,036    130,595    106,932     74,598      5,354
                                              ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..................     9,728      8,825      5,812      3,803      3,130
  Selling, general and administrative.......    11,655     13,679     11,803      7,774      4,230
  Recapitalization expenses.................        --         --         --      4,347         --
  Restructuring expenses....................    15,662         --         --         --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........    37,045     22,504     17,615     15,924      7,360
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................   (19,009)   108,091     89,317     58,674     (2,006)
Interest expense, net.......................    10,994      8,194      3,329      8,578      6,915
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................   (30,003)    99,897     85,988     50,096     (8,921)
Income tax provision (benefit)..............    (9,001)    29,969     25,400      2,590         20
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary debt
  extinguishment costs......................   (21,002)    69,928     60,588     47,506     (8,941)
Extraordinary debt extinguishment costs, net
  of income taxes...........................        --         --         --      1,127         --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................   (21,002)    69,928     60,588     46,379     (8,941)
Accretion reversal (accretion) for dividends
  on Mandatorily Redeemable Series A
  Preferred Stock...........................        --         --      1,157     (1,157)        --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) available for common
  stockholders..............................  ($21,002)   $69,928    $61,745    $45,222    ($8,941)
                                              =========  =========  =========  =========  =========
Net income (loss) available for common
  stockholders per share(1)
  Basic...................................      ($0.48)     $1.66      $1.52      $1.28     ($0.26)
                                              =========  =========  =========  =========  =========
  Diluted.............................          ($0.48)     $1.40      $1.35      $1.28     ($0.26)
                                              =========  =========  =========  =========  =========
Shares used in computing per share
  amounts(1)
  Basic...................................      43,720     42,196     40,493     35,224     34,822
  Diluted.............................          43,720     54,542     46,019     35,224     34,822

                                                                      March 31,
                                              -----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)...................   $85,170    $88,699    $71,827    $45,899   ($82,715)
Total assets................................   442,540    478,223    373,389    165,786     75,936
Long-term and senior bank debt, less current
  portion...................................        --         --         --         --      9,750
Subordinated promissory notes payable to
  stockholders..............................        --         --         --     47,000         --
Mandatorily Redeemable Series A Preferred
  Stock.....................................        --         --         --     60,157         --
5 3/4% Convertible Subordinated Notes.......   230,000    230,000    230,000         --         --
Total stockholders' equity (deficit)........   165,948    182,452     95,442     19,524    (51,550)

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

Overview

HMT Technology Corporation is an independent supplier of high-performance thin film disks for high-end, high-capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in December 1988 as a subsidiary of Hitachi Metals for the purpose of acquiring certain assets and certain liabilities of the thin film division of Xidex Corporation, which had been producing thin film disks since calendar 1983. Since completing the Xidex acquisition, the Company has continued to supply thin film disks to manufacturers of hard disk drives. On November 30, 1995, the Company effected the Leveraged Recapitalization pursuant to which the Company repurchased from Hitachi Metals, then the sole stockholder of the Company, all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals, purchased Common Stock, Mandatorily Redeemable Series A Preferred Stock and subordinated promissory notes.

Beginning in fiscal 1995, HMT's management team, many of whom had joined the Company since February 1994, refocused the strategy and operations of the Company. The new management concentrated on the 3 1/2-inch disk form factor, focused on the high-end, high-capacity segment of the disk drive market and expanded the Company's customer base. In addition, HMT implemented an extensive quality assurance program, developed proprietary manufacturing processes and optimized production capacity utilization. These changes resulted in higher production volumes, lower unit costs, and higher average selling prices primarily associated with new high-end products. As a result, the Company increased sales and improved gross margins, achieving net income of $60.6 million for fiscal 1997 and $69.9 million for fiscal 1998, compared with a net loss of $8.9 million for fiscal 1995.

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

      In fiscal 1997, the Company completed construction of a new 124,000 square foot production facility at its Fremont, California site. The Company brought four production scale sputtering lines into service during fiscal 1997, six in fiscal 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, the Company completed the first phase of expansion of its facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, the Company completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, the Company idled seven sputtering lines and associated equipment and facilities in connection with its restructuring plan.


During fiscal 1999, the rate of growth in demand for media slowed abruptly due in large measure to the significant increase in storage capacity per disk. As a result, drive designs incorporated fewer disks and recording heads to achieve the disk drive capacities demanded by the market. In addition, based upon historical supply shortages and forecasts for continued strong demand growth rates, the Company and its competitors (both independent and captive suppliers) began adding significant media manufacturing capacity in calendar 1996 which for the most part became operational in calendar 1997. The increased supply of media generated by the expanded physical capacity, coupled with the increase in disk storage capacity, allowed the overall supply of thin-film media to catch up to, and then exceed, market demand. Captive media suppliers (owned by vertically integrated disk drive customers) utilized their capacity at the expense of independent suppliers, such as HMT, during this period. As a result, in fiscal 1999, the market for disks produced by independent suppliers decreased sharply and pricing pressures intensified. In response to these market conditions, the Company idled certain equipment and facilities during the third quarter of fiscal 1999 to more closely align its production capacity to demand for its products. These restructuring activities resulted in significant restructuring charges.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                              Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales...............................      92.5%      63.3%      59.4%      61.6%      92.7%
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................       7.5%      36.7%      40.6%      38.4%       7.3%

Operating expenses:
  Research and development..................       4.1%       2.5%       2.2%       2.0%       4.3%
  Selling, general and administrative.......       4.8%       3.9%       4.5%       4.0%       5.8%
  Recapitalization expenses.................        --         --         --        2.2%        --
  Restructuring expenses....................       6.5%        --         --         --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........      15.4%       6.4%       6.7%       8.2%      10.1%
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................      -7.9%      30.3%      33.9%      30.2%      -2.8%
Interest expense, net.......................       4.6%       2.3%       1.2%       4.4%       9.4%
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................     -12.5%      28.0%      32.7%      25.8%     -12.2%
Income tax provision (benefit)..............      -3.7%       8.4%       9.7%       1.4%       0.1%
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary debt
  extinguishment costs......................      -8.8%      19.6%      23.0%      24.4%     -12.3%
Extraordinary debt extinguishment costs, net
  of income taxes...........................        --         --         --        0.5%        --
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................      -8.8%      19.6%      23.0%      23.9%     -12.3%
                                              =========  =========  =========  =========  =========

Fiscal Years Ended March 31, 1999, 1998 and 1997

Net Sales. Net sales were $239.5 million in fiscal 1999, $356.2 million in fiscal 1998, and $263.2 million in fiscal 1997. The decrease in net sales during 1999 was a result of a 23.4% decline in unit sales volume from fiscal 1998 to fiscal 1999 and a 12.2% decline in average selling prices over the same period. The decline in both units sales volume and average selling prices was generated by the imbalance in supply and demand for thin-film media during fiscal 1999.

The 35.3% increase in net sales in fiscal 1998 was primarily attributable to a 54.6% increase in unit sales volume from fiscal 1997 to fiscal 1998 partially offset by a 12.5% decline in average selling prices over the same period. During 1998, the Company increased manufacturing capacity, by adding six sputtering lines, and improving the utilization of existing capacity and manufacturing processes, resulting in higher production volumes. Price reductions are common on individual product offerings in the thin-film media industry. The Company anticipates that the decline in average selling prices will continue as a result of the excess industry supply. Substantially all of the Company's net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

Gross Profit. Gross margin was 7.5% in fiscal 1999, 36.7% in fiscal
1998, and 40.6% in fiscal 1997. The Company operated below capacity during much of fiscal 1999 in order to match unit production volume to lower demand. The decrease in gross margin in fiscal 1999 was a result of lower average selling prices and higher unit production costs related to underutilized capacity. The increase in unit production cost caused by lower production volumes was partially offset by reduced salaries as the company responded to lower demand by reducing the work force, implementing two shutdown periods, curtailing the use of temporary personnel and suspending the accruals for profit sharing and bonuses for all of the Company's personnel.

The decrease in gross margin in fiscal 1998 was primarily a result of lower average selling prices, somewhat offset by decreased unit production costs, improved utilization of manufacturing capacity, improved manufacturing processes and the absorption of fixed costs over higher unit production volume.

Research and Development. Research and development expenses were $9.7 million, or 4.1% of net sales, in fiscal 1999, $8.8 million, or 2.5% of net sales, in fiscal 1998, and $5.8 million, or 2.2% of net sales, in fiscal 1997. Research and development expenses increased in absolute dollars in fiscal 1999, 1998 and 1997 due to an increase in headcount related to the Company's new product introductions, as well as increased efforts to expand research and to provide enabling technology elements for advanced products. The Company develops manufacturing processes for new products directly on production lines during the research and development phase, avoiding the need for substantial capital investment in dedicated research equipment. Costs associated with developing products on the production lines are included as research and development expenses. The Company anticipates that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses were $11.7 million, or 4.9% of net sales, in fiscal 1999, $13.7 million or 3.9% of net sales, in fiscal 1998, and $11.8 million, or 4.5% of net sales, in fiscal 1997. The decrease in selling, general and administrative expenses was primarily a result of reduced salaries as the Company responded to lower demand by reducing the work force, implementing two shutdown periods, curtailing the use of temporary personnel and suspending accruals for profit sharing and bonuses. Selling, general and administrative expenses in fiscal 1999 also included a $1.7 million charge for uncollectible receivables.

 The increase in selling, general and administrative expenses in absolute dollars from fiscal 1997 to fiscal 1998 primarily reflected increased headcount necessary to support higher production volume and unit shipments. The Company anticipates that selling, general and administrative expenses will fluctuate in both absolute dollars and as a percentage of net sales as headcount is modified to support anticipated levels of production volume.

Restructuring Charge. During the third quarter of fiscal 1999, the Company announced and implemented a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The plan was primarily aimed at improving costs efficiencies by retiring older equipment and eliminating excess capacity. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

Interest Expense, Net. Interest expense, net was $11.0 million, or 4.6% of net sales, in fiscal 1999, $8.2 million, or 2.3% of net sales, in fiscal 1998, and $3.3 million, or 1.3% of net sales, in fiscal 1997. The fiscal 1999 increase in interest expense, net was primarily a result of a $2.1 million decrease in capitalized interest and an $0.8 million decrease in interest income as construction-in-progress and average invested cash balances declined versus fiscal 1998. The fiscal 1998 increase in interest expense, net was primarily a result of the $13.8 million interest expense recorded on the Company's Convertible Notes (issued in January 1997), somewhat offset by a $2.1 million increase in capitalized interest. The Company anticipates interest expense, net will fluctuate in absolute dollars as interest income (driven by average invested cash balances) and capitalized interest (driven by construction-in-progress balances) change as a result of the Company's operating and investing activities.

Provision for Income Taxes. The Company recorded an income tax benefit of $9.0 million in fiscal 1999 and income tax provisions of $30.0 million and $25.4 million in fiscal 1998 and 1997, respectively. The tax rate of approximately 30% reflected statutory federal and state rates, reduced primarily by benefits realized from the establishment of a foreign sales corporation, utilization of state credits and implementation of other state tax planning strategies.

The Company has assessed the recoverability of deferred tax assets and, based on expectations about operating results for the fiscal year ending March 31, 2000 and future years, determined it was more likely than not that the entire balance of deferred tax assets would be recovered. Accordingly, the Company has not recorded a valuation allowance for deferred tax assets.


Liquidity and Capital Resources

During fiscal 1999 and fiscal 1998, the Company financed its cash requirements through cash from operating and financing activities. The Company's operations provided net cash of $68.3 million, $84.9 million, and $90.7 million for fiscal 1999, 1998 and 1997, respectively. Cash generated from operations during fiscal 1999 reflected a net loss of $21.0 million, offset by $53.5 million in depreciation and amortization, $12.8 million in equipment writedowns, $2.3 million in deferred income taxes and $22.1 million provided by changes in operating assets and liabilities. Increased sales and improved margins contributed to the positive cash flow provided by operations in fiscal 1998.

For fiscal 1999 and fiscal 1998, net cash used in investing activities was $42.1 million and $118.5 million, respectively. The Company invested $43.4 million and $130.3 million in property, plant and equipment during fiscal 1999 and fiscal 1998, respectively.

During fiscal 1999 and 1998, net cash from financing activities was $1.8 million and $14.4 million, respectively. Cash provided by financing activities for fiscal 1999 reflects cash received for Common Stock issued in connection with the Company's employee stock purchase plan, and the incentive stock option ("ISO") plans, as well as a $1.1 million tax benefit for disqualifying dispositions related to the Company's ISO plans.

Cash provided by financing activities for fiscal 1998 reflects the $13.4 million received for the common stock issued in connection with the Company's follow-on offering, employee stock purchase plan, and the ISO plans, as well as a $2.0 million tax benefit for disqualifying dispositions related to the Company's ISO plans.

As of March 31, 1999, the Company's principal sources of liquidity consisted of $53.1 million in cash, cash equivalents and short-term investments, and a $50.0 million revolving credit facility under which there were no borrowings. The Company must comply with certain restrictive financial covenants and conditions as defined in the revolving credit facility. As of March 31,1999, the Company was not in compliance with certain covenants of this agreement but received a waiver for this instance of non-compliance. At March 31, 1999, the Company had indebtedness of $230.0 million in Convertible Notes, that require semi-annual interest payments, which began July 15, 1997. The Company expects to spend in excess of $25.0 million on capital expenditures for the upgrade and maintenance of production equipment over the next twelve months.

The Company believes existing cash balances, cash generated from operations, and funds available under its credit facilities will provide adequate cash to fund its operations for at least the next twelve months. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. The Company continues to have significant future obligations and expects that it would require additional capital if it were to undertake a substantial expansion of manufacturing capacity. There can be no assurance that the Company will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.



Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.


In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.



Year 2000 Compliance

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997, will be substantially complete during calendar 1999, and that such efforts will be completed prior to any currently anticipated impact on its internal computer equipment and software.

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

The Company initiated formal communications with all of its
significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems or products of other companies or significant
suppliers will be Year 2000 compliant.   A failure to take appropriate
remediation measures by another company, or remediation that is incompatible with the Company's systems, could have a material adverse effect on the Company. As of June 1, 1999, the Company had received responses from all critical vendors, and all have provided written assurances that they expect to address all of their significant Year 2000 issues on a timely basis. Of these responses, 95% are considered to be adequate.

The Company is currently working with its customers and suppliers to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort during calendar 1999; however, should the Company's customers or suppliers fail to address Year 2000 issues, the Company could be adversely affected. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which could have a material adverse effect on the Company. Additionally, any inability of customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of products could also have a material adverse effect on the Company.

Currently, the Company does not have a contingency plan in place should the Company be unsuccessful in its efforts to become Year 2000
compliant.    However, the Company intends to create such a contingency
plan during calendar 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 1999 and 1998, the Company's investment portfolio consisted of fixed income securities of $52.6 million and $24.5 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 1999 and 1998, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.




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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Management" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders to be held on July 28, 1999 (the "Proxy Statement").

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

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)     Documents filed as part of this Report:

1. Financial Statements.

See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 32.

2. Financial Statement Schedules.

See "Schedule II - Valuation and Qualifying Accounts" included on page
53. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3. List of Exhibits.

See Index of Exhibits included on pages 52 and 53.

(b)     Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

(c)     Exhibits:

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 52.

                          HMT TECHNOLOGY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Accountants                                       32

Consolidated Financial Statements:

  Consolidated Balance Sheets                                           33

  Consolidated Statements of Operations                                 34

  Consolidated Statements of Stockholders' Equity                       35

  Consolidated Statements of Cash Flows                                 36

  Notes to Consolidated Financial Statements                            37

Schedules: II - Valuation and qualifying accounts                       50

                      REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders HMT Technology Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity present fairly, in all material respects, the financial position of HMT Technology Corporation. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 16, 1999

                           HMT TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                           March 31,
                                                    -------------------------
                                                       1999         1998
                                                    ----------   ----------
                         ASSETS
Current assets:
  Cash and cash equivalents.....................      $53,077      $24,985
  Receivables -- trade, net of allowance for
     doubtful accounts of $3,054 and $1,327 at
     March 31, 1999 and 1998, respectively......       29,559       70,016
  Other receivables.............................           13          644
  Inventories...................................       26,585       18,400
  Deposits, prepaid expenses and other assets...          588          629
  Deferred income taxes.........................        5,133       12,249
                                                    ----------   ----------
          Total current assets..................      114,955      126,923
Property, plant and equipment, net..............      321,508      343,856
Other assets....................................        6,077        7,444
                                                    ----------   ----------
          Total assets..........................     $442,540     $478,223
                                                    ==========   ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................      $20,732      $27,301
  Accrued liabilities...........................        8,498        8,270
  Obligations under capital leases -- current
     portion....................................          555        2,653
                                                    ----------   ----------
          Total current liabilities.............       29,785       38,224
Obligations under capital leases, net of
  current portion...............................            0          555
Other long-term liabilities.....................        2,680        7,984
Deferred income taxes...........................       14,127       19,008
5 3/4% Convertible Subordinated Notes, due 2004.      230,000      230,000
                                                    ----------   ----------
          Total liabilities.....................      276,592      295,771
                                                    ----------   ----------
Commitments (Note 6)

Common Stock, $0.001 par value; authorized:
  100,000,000 shares; issued and outstanding:
  44,299,557 and 43,157,143 shares at March 31,
  1999 and 1998, respectively...................           44           43
Additional paid-in capital......................      113,661      109,164
Retained earnings...............................      128,892      149,894
Distribution in excess of basis (Note 1)........      (76,649)     (76,649)
                                                    ----------   ----------
          Total stockholders' equity............      165,948      182,452
                                                    ----------   ----------
          Total liabilities and stockholders'
            equity..............................     $442,540     $478,223
                                                    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATION
                     (in thousands, except per share data)

                                                  Years Ended March 31,
                                          ------------------------------------
                                             1999         1998         1997
                                          ----------   ----------   ----------
Net sales................................. $239,531     $356,194     $263,209
Cost of sales.............................  221,495      225,599      156,277
                                          ----------   ----------   ----------
  Gross profit............................   18,036      130,595      106,932
                                          ----------   ----------   ----------
Operating expenses:
  Research and development................    9,728        8,825        5,812
  Selling, general and administrative.....   11,655       13,679       11,803
  Restructuring expenses..................   15,662          --           --
                                          ----------   ----------   ----------
     Total operating expenses.............   37,045       22,504       17,615
                                          ----------   ----------   ----------
     Operating income (loss)..............  (19,009)     108,091       89,317

Interest expense, net.....................   10,994        8,194        3,329
                                          ----------   ----------   ----------
     Income (loss) before income tax......  (30,003)      99,897       85,988
Income tax provision (benefit)............   (9,001)      29,969       25,400
                                          ----------   ----------   ----------
          Net income (loss)...............  (21,002)      69,928       60,588
Accretion reversal for dividends on
  Mandatorily Redeemable Series A
  Preferred Stock.........................      --           --         1,157
                                          ----------   ----------   ----------
Net income (loss) available for common
  stockholders............................ ($21,002)     $69,928      $61,745
                                          ==========   ==========   ==========
Net income (loss) available for common
  stockholders per share
  Basic...................................   ($0.48)       $1.66        $1.52
                                          ==========   ==========   ==========
  Diluted.................................   ($0.48)       $1.40        $1.35
                                          ==========   ==========   ==========
Shares used in computing net income per
  share
  Basic...................................   43,720       42,196       40,493
                                          ==========   ==========   ==========
  Diluted.................................   43,720       54,542       46,019
                                          ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (dollars in thousands)

                                                                       Distributions   Retained       Total
                                       Common Stock       Additional   In Excess of    Earnings    Stockholders'
                                   ---------------------    Paid-in      Net Book                    Equity
                                     Shares      Amount     Capital       Value
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1996...........38,719,178       $39      $77,913      ($76,649)      $18,221      $19,524
  Over-allotment on Initial Public
    Offering of $0.001 par value
    Common Stock, net of offering
    expenses....................... 1,260,000         1       11,741            --           --        11,742
  Common Stock issued under
    Employee Stock Purchase
    Plan...........................   121,744        --        1,035            --           --         1,035
  Common Stock issued under Stock
    Option Plans...................   945,438         1        1,395            --           --         1,396
  Net income.......................       --         --           --            --        60,588       60,588
  Reversal of accretion, net, for
    dividends on Mandatorily
    Redeemable Series A
    Preferred Stock................       --         --           --            --         1,157        1,157
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1997...........41,046,360        41       92,084       (76,649)       79,966       95,442
  Follow-On Offering of $0.001
    par value Common Stock, net
    of offering expenses........... 1,000,000         1       13,350            --           --        13,351
  Common Stock issued under
    Employee Stock Purchase
    Plan...........................   278,255        --        2,575            --           --         2,575
  Common Stock issued under Stock
    Option Plans...................   832,528         1        1,155            --           --         1,156
  Net income.......................       --         --           --            --        69,928       69,928
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1998...........43,157,143        43      109,164       (76,649)      149,894      182,452
  Common Stock issued under
    Employee Stock Purchase
    Plan...........................   371,777        --       $3,334            --            --        3,334
  Common Stock issued under Stock
    Option Plans...................   770,637        $1       $1,163            --                      1,164
  Net income.......................       --         --           --            --       (21,002)     (21,002)
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1999...........44,299,557       $44     $113,661      ($76,649)     $128,892     $165,948
                                   ===========  ========  ===========  ============  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           HMT TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in thousands)

                                                        YEAR ENDED MARCH 31,
                                                  -------------------------------
                                                    1999       1998       1997
                                                  ---------  ---------  ---------
Cash flows from operating activities:
Net income (loss).................................($21,002)   $69,928    $60,588
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
Depreciation and amortization.....................  53,425     41,771     20,839
Equipment Writedowns - Restructuring..............  12,839        --         --
Provision (Reversal) for loss on inventories......  (2,509)     1,844      3,801
Provision for doubtful accounts receivable........   1,727        272        460
Loss (gain) on sale or disposal of assets.........    (480)       --       2,988
Deferred income taxes.............................   2,235      9,946      6,778
Changes in operating assets and liabilities:
Receivables -- trade..............................  38,730    (34,517)    (5,161)
Other receivables.................................     631       (621)       334
Inventories.......................................  (5,676)    (8,407)    (8,509)
Deposits, prepaid expenses and other assets.......      41       (155)       405
Accounts payable..................................  (6,569)       877     12,513
Accrued liabilities...............................     228       (495)    (7,917)
Long term liabilities.............................  (5,304)     4,422      3,562
                                                  ---------  ---------  ---------
Net cash provided by operating activities.........  68,316     84,865     90,681
                                                  ---------  ---------  ---------
Cash flows from investing activities:
Expenditures for property, plant and equipment.... (43,436)  (130,320)  (197,395)
Sale (Purchase) of short-term investments.........     --      10,833    (10,833)
Decrease in other assets..........................   1,367        942        --
                                                  ---------  ---------  ---------
Net cash used in investing activities............. (42,069)  (118,545)  (208,228)
                                                  ---------  ---------  ---------
Cash flows from financing activities:
Principal payments on obligations under capital
  leases..........................................  (2,653)    (2,642)    (4,744)
Proceeds from long-term borrowings................     --         --      41,000
Repayments on long-term borrowings................     --         --     (41,000)
Financing costs...................................     --         --      (7,500)
Proceeds from issuance of 5 3/4% Convertible
  Subordinated Notes..............................     --         --     230,000
Proceeds from (repayment of) subordinated
  promissory notes payable to stockholders........     --         --     (47,000)
Proceeds from issuance of Common Stock............   4,498     17,082     14,173
Proceeds from issuance (redemption) of
  Mandatorily Redeemable Series A Preferred
  Stock...........................................     --         --     (59,000)
                                                  ---------  ---------  ---------
Net cash provided by financing activities.........   1,845     14,440    125,929
                                                  ---------  ---------  ---------
Net increase in cash and cash equivalents.........  28,092    (19,240)     8,382
Cash and cash equivalents at beginning of period..  24,985     44,225     35,843
                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period........ $53,077    $24,985    $44,225
                                                  =========  =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the period.......... $13,495    $13,582     $4,859
Cash paid for income taxes during the period...... $11,588    $20,860    $27,925
Supplemental disclosure of noncash investing and
  financing activities:
Machinery and equipment acquired pursuant to a
  capital lease...................................  $2,792     $1,633     $2,083
Accretion reversal for dividends on
  Mandatorily Redeemable Series A Preferred Stock.   $ --       $ --     ($1,157)

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

Recapitalization

On November 30, 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which the Company repurchased from Hitachi Metals, then the sole stockholder of the Company, all of the outstanding shares of Common Stock of the Company, and certain investment funds, members of management and Hitachi Metals purchased newly issued Common Stock, Mandatorily Redeemable Series A Preferred Stock ("Series A Preferred Stock") and subordinated promissory notes ("Subordinated Notes") of the Company. As of November 30, 1995 (immediately prior to the Leveraged Recapitalization), the Company had approximately $98.5 million in assets (unaudited) and approximately $122.7 million in liabilities (unaudited). Immediately following the Leveraged Recapitalization, the Company had $110.9 million in assets (unaudited), and $132.1 million in liabilities (unaudited) (including $60.0 million of senior bank term loan and $47.0 million of Subordinated Notes to stockholders) and $59.0 million of Series A Preferred Stock.

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

Other Assets

Other assets are comprised principally of debt issue costs, which are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

Warranties

The Company's products are generally warrantied for a period of 60 days from customer receipt. Estimated future costs of repair, replacement or customer accommodations are reflected in the accompanying financial statements.

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

Concentration of Risks

Three customers accounted for 74.2% and 77.9% of accounts receivable at March 31, 1999 and 1998, respectively. Significant customers accounted for the following percentages of net sales in fiscal 1999, 1998 and 1997:

                                                 Years Ended March 31,
                                           -------------------------------
                                             1999       1998       1997
                                           ---------  ---------  ---------
  Maxtor Corporation...................        36.0%      23.4%      40.7%
  Samsung Electronics Company Limited..        17.8%      16.0%      19.8%
  Iomega Corporation...................        15.2%      28.9%      12.2%
  Western Digital Corporation..........        24.1%      19.0%      11.9%
  Micropolis Corporation...............          --        0.1%       8.4%

The Company sells substantially all of its production to Asian subsidiaries of U.S. companies. The Company performs ongoing credit evaluations of its customers. The Company does not require collateral for its receivables and maintains an allowance for potential credit losses, which have been insignificant to date.

The Company's Fremont facilities currently account for all of its finished goods production. Disruption of operations at either the Eugene or Fremont site could cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect the Company's business, operating results and financial condition.

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

Income Per Common Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short-term nature. The carrying value of the Company's long-term debt is a reasonable estimate of their fair value based on interest rates as of March 31, 1999 for issues with similar remaining maturities.

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

Recent Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.


In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. The reclassification has no impact on previously reported net income or stockholders' equity (deficit).



 2. BALANCE SHEET DETAIL

                                                 March 31,
                                           --------------------
                                             1999       1998
                                           ---------  ---------
                                            (dollars in thousands)
   Inventories:
     Raw materials.....................      $5,575     $7,498
     Work-in-process...................       3,569      6,024
     Finished goods....................      17,441      4,878
                                           ---------  ---------
                                            $26,585    $18,400
                                           =========  =========

 Inventories reflect reserves of approximately $4.7 million and $7.1 million as of March 31, 1999 and 1998, respectively.


                                                 March 31,
                                           --------------------
                                             1999       1998
                                           ---------  ---------
                                            (dollars in thousands)
   Property, Plant and Equipment, Net:
     Land................................    $4,869     $4,869
     Building and improvements...........   110,393    110,393
     Leasehold improvements..............    36,790     30,501
     Machinery, equipment, furniture
       and fixtures......................   280,471    237,112
     Construction in Progress............    18,770     53,373
                                           ---------  ---------
                                            451,293    436,248
     Less accumulated depreciation
       and amortization..................   129,785     92,392
                                           ---------  ---------
                                           $321,508   $343,856
                                           =========  =========


 Additions to construction in progress include capitalized interest of approximately, $2.4 million, $4.5 million and $2.4 million during fiscal 1999, 1998 and 1997, respectively.


                                                 March 31,
                                           --------------------
                                             1999       1998
                                           ---------  ---------
                                            (dollars in thousands)
   Accrued Liabilities:
     Interest payable....................    $2,878     $2,822
     Payroll related items...............     4,397      4,618
     Other...............................     1,223        830
                                           ---------  ---------
                                             $8,498     $8,270
                                           =========  =========

 3. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with a certain stockholder and its affiliates:
                                                 Years Ended March 31,
                                           -------------------------------
                                             1999       1998       1997
                                           ---------  ---------  ---------
   Hitachi Metals Trading
     Purchases of raw materials.........         --     $1,237    $11,139
     Sales..............................         --         --          2
   Hitachi Metals America
     Purchases of raw materials.........        259      1,241      1,450

    As of March 31, 1999, the parties listed above owned less than 5% of the outstanding stock.

 4. OBLIGATIONS UNDER CAPITAL LEASES

     Assets under capital lease obligations as of March 31, 1999 consist of machinery and equipment with a cost of $1.6 million and accumulated amortization of $.6 million ($16.3 million and $12.0 million, respectively, at March 31, 1998). Minimum future lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):
                                                       Period
                                                       Ending
                                                      March 31,
                                                        1999
                                                      ---------

   2000.............................................       574
                                                      ---------
   Minimum lease payments...........................       574
   Less amount representing interest................        19
                                                      ---------
   Present value of minimum lease payments..........       555
   Less current portion.............................       555
                                                      ---------
   Capital lease obligation, net of current portion.        $0
                                                      =========

In November 1995, in connection with the Leveraged Recapitalization, the Company entered into an agreement to refinance an existing capital lease under which the majority of assets under the existing lease plus assets with a net book value of approximately $5.0 million were conveyed to the new lessor. The appraised value of the assets conveyed to the new lessor exceeded their net book value on the date transferred. The new lease agreement, classified as a capital lease, required an initial payment of $6.1 million and 36 monthly payments of $0.2 million. During the first quarter of fiscal 1999, the Company purchased the equipment remaining under this lease for $2.3 million.

5. Debt

The Company partially financed the Leveraged Recapitalization through a $60.0 million senior bank term loan and $47.0 million in 12%
Subordinated Notes sold to stockholders. The Subordinated Notes were repaid in full with proceeds from the sale of 5 3/4% convertible subordinated notes.

On November 17, 1997, the Company amended and restated the revolving credit agreement originally entered into in 1995 pursuant to the Leveraged Recapitalization. This unsecured $100 million revolving credit agreement was with a consortium of banks and had an expiration date of November 17, 2000. On November 2, 1998, the Company terminated this credit agreement and entered into a new $50 million credit agreement with two banks expiring November 2, 2000. Interest rates for loans under the agreement vary with the loan type and the level of various published interest rates. The credit agreement contains certain covenants relating to profitability, minimum levels of tangible net worth, limitations on additional debt, minimum levels of liquidity and prohibits the cash payment of dividends on common stock. At March 31, 1999, the Company was not in compliance with certain covenants, but received a waiver for this instance of noncompliance. At March 31, 1999 and 1998, the Company had no borrowings under this facility.

Issuance of 5 3/4% Convertible Subordinated Notes

In January, 1997, the Company completed a $230 million private placement of the Convertible Notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after estimated offering costs). Proceeds from the issuance of the Convertible Notes were used to repay the $47 million principal balance of the subordinated notes plus accrued interest to redeem the $59 million of Series A Preferred Stock issued pursuant to the Leverage
Recapitalization, and to fully repay the $41 million in long-term borrowings outstanding.

The Convertible Notes have an interest rate of 5 3/4% payable semiannually at January 15 and July 15, are convertible into shares of Common Stock of the Company at a conversion price of $23.75 per share, subject to adjustment in certain events, and mature January, 2004. The Convertible Notes are not redeemable prior to January 19, 2000. Thereafter the Company may redeem the Convertible Notes initially at 103.286% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. As of March 31, 1999, the fair value of the Convertible Notes, which is determined based on quoted market price, was $201.3 million.




 6. COMMITMENTS

       The Company leases equipment and office and manufacturing facilities under operating lease agreements. Future minimum payments under these noncancelable operating leases are as follows:

                                           (dollars
                                              in
      Fiscal Year Ending March 31,         thousands)
----------------------------------------   ---------
      2000............................       $4,266
      2001............................        4,313
      2002............................        4,342
      2003............................        4,348
      2004............................        2,222
      Thereafter                                 61
                                           ---------
                                            $19,552
                                           =========

     Rent expense was approximately $4.1 million, $1.0 million, and
$0.8 million   for the years ended March 31, 1999, 1998, and 1997
respectively.

  Equipment and Facilities Purchase Commitments

     As of March 31, 1999, the Company had commitments to purchase $7.0 million and $3.2 million of equipment and facilities, respectively.

7.  Mandatorily Redeemable Preferred Stock

On November 30, 1995, in connection with the Leveraged
Recapitalization, the Company issued 5,900,000 shares of Series A Preferred Stock. Dividends on the Series A Preferred Stock were accreted based on the effective interest method from the date of issuance. During the fourth quarter of fiscal 1997, the Company redeemed the Series A Preferred Stock with proceeds from the issuance of the Convertible Notes. As a result, the Company recorded a one-time reversal of approximately $3.8 million during the fourth quarter of 1997 for cumulative accreted dividends.

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

The Company has not declared or paid cash dividends as of March 31, 1999.

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

Stock Option Plans

In November 1995, the Board of Directors authorized and reserved an aggregate of 12,400,000 shares of Common Stock for issuance under the 1995 Management Stock Option Plan and the 1995 Stock Option Plan (the "1995 Plan").

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

In January 1996 the Board of Directors adopted the 1996 Equity
Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and of nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and directors) and consultants of the Company.
During 1999, the stockholders approved an amendment to the Incentive Plan increasing the total number of shares authorized by 2,500,000 shares.
The combined maximum number of shares of Common Stock authorized to be issued pursuant to options granted under the Directors' Plan and the Incentive Plan is 5,500,000 shares.

     A summary of activity under the Stock Plans is as follows:

                                                               Outstanding Options
                                                      --------------------------------------
                                                                                    Weighted
                              Available     Number                      Aggregate   Average
                                 for          of                         Exercise   Exercise
                                Grant       Options      Per Share        Price      Price
                             ------------ ----------- ---------------- ------------ --------
Balances, March 31, 1996..     3,131,156   3,917,723   $0.03 - $10.00    1,254,847    $0.32
Granted...................      (556,700)    556,700  $15.81 -  16.25    8,911,396   $16.01
Cancellations.............       224,088    (224,036)                   (1,752,432)   $7.87
Exercised.................                  (945,438) $0.097 -   8.50      (48,022)   $0.05
                             ------------ -----------                  ------------
Balances, March 31, 1997..     2,797,136   3,304,949   $0.03 - $18.50    8,365,789    $2.53
Granted...................    (1,701,000)  1,701,000  $10.00 - $14.50   19,523,015   $11.48
Cancellations.............       237,478    (237,478)                   (1,433,675)   $6.03
Exercised.................                  (742,186)  $0.03 -  14.88     (314,585)   $0.42
                             ------------ -----------                  ------------
Balances, March 31, 1998..     1,333,614   4,026,285   $0.03 - $18.50   26,140,544    $6.50
Authorized................     2,500,000
Granted...................    (1,188,650)  1,188,650   $7.67    $7.94    9,267,191    $7.80
Cancellations.............       671,894    (671,894)                   (7,722,078)  $11.49
Exercised.................                  (791,185)  $0.03   $11.06     (447,811)   $0.57
                             ------------ -----------                  ------------
Balances, March 31, 1999..     3,316,858   3,751,856                    27,237,846    $7.26
                             ============ ===========                  ============ ========



Upon grant, 1,550,000 options vested immediately and were exercised. During fiscal 1997, an additional 373,612 options vested upon achievement of certain other performance goals, respectively. The majority of remaining outstanding options will vest ratably through November 1999. Of the options to purchase 12,284,150 shares granted to all optionees, options to purchase 8,339,000 shares were exercised pursuant to early exercise provisions contained in the holders' stock option agreements. As of March 31, 1999, 660,920 shares of Common Stock exercised pursuant to early exercise provisions were subject to repurchase at prices ranging from $0.03 to $0.10 per share upon termination of employment. The options expire no later than ten years after the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation cost for the 1996 Plan been determined based on the fair value at the grant date for the options granted in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income for fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share):

                                                     Years Ended March 31,
                                           -------------------------------------
                                               1999       1998         1997
                                           ----------  ------------  -----------
  Net income -- as reported...............   ($21,002)      $69,928      $61,744
  Net income -- pro forma.................   ($24,379)      $65,605      $60,348
  Earnings per share -- as reported
    Basic.................................     ($0.48)        $1.66        $1.52
    Diluted...............................     ($0.48)        $1.40        $1.35
  Earnings per share -- pro forma
    Basic.................................     ($0.56)        $1.55        $1.49
    Diluted...............................     ($0.56)        $1.32        $1.32

 The effects of applying SFAS 123 on pro forma disclosures of net income and net income per share for fiscal 1999, 1998, and 1997 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

The fair value of each option grant for the Incentive Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     1999           1998      1997 and 1996
                                 ------------- -------------- --------------
Risk-free interest rate .......  4.18% - 5.63% 5.72% - 6.74%  5.36% - 5.53%
Expected life .................  2-5 Years     2-5 years      2-5 years
Expected volatility ...........  0.81          0.69           0.77
Expected dividend .............  $  --         $  --          $  --

The weighted average expected life was calculated based on the vesting period and the anticipated exercise behavior of the employees.

     The following table summarizes the stock options outstanding at March 31, 1999:

                         Options Outstanding           Options Exercisable
                 -----------------------------------  ----------------------
                              Weighted
                               Average    Weighted                 Weighted
                              Remaining    Average                 Average
    Range of       Number    Contractual  Exercise      Number     Exercise
Exercise Prices  Outstanding    Life        Price     Exercisable   Price
---------------- ----------- ----------- -----------  ----------- ----------
$0.03  -  $ 0.10  1,059,887        6.68       $0.04      526,107    $0.0360
$6.00 -  $10.625  1,213,797        9.23       $7.96      215,977      $8.28
$11.06 -  $14.50  1,441,268        8.14      $11.80      416,975     $12.14
$14.875-  $18.50     36,904        7.40      $15.30       23,665     $15.29
                 -----------                          -----------
$0.03 - $18.50    3,751,856        8.07       $7.27    1,182,724      $6.11
                 ===========                          ===========

Employee Stock Purchase Plan

In January 1996, the Board adopted the Employee Stock Purchase Plan
(the "Purchase Plan") covering an aggregate of 500,000 shares of Common Stock. Under the terms of the Purchase Plan, employees may elect to contribute up to 15% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share is the lesser of 85% of the fair market value of the stock on the first day of enrollment during the six month offering period or the last day within the six month offering period (generally April 30 and October 31 of each year). The total number of shares of stock issuable under the Purchase Plan aggregated 1,500,000 shares as of March 31, 1999. In May 1999 the Board approved an amendment to the Purchase Plan, subject to stockholder approval, to increase the number of shares authorized for issuance under the Purchase Plan by 1,500,000 shares from 1,500,000 shares to 3,000,000 shares. In April 1999, the Company's Board of Directors approved an amendment to the Purchase Plan, creating a two-year window which allows participants to purchase stock at the lesser of 85% of the fair market value of the stock on the first day of enrollment or the last day of each of four six-month offering periods. Shares issued under the Purchase Plan were 371,103 and 278,255 in fiscal 1999 and 1998, respectively.

For purposes of pro forma disclosure, the fair value of employee's purchase rights has been estimated using the Black-Scholes model assuming risk-free interest rates ranging from 4% to 7% in fiscal 1999 and 1998. Volatility factors of the expected market price were 81% and 69% for fiscal 1999 and 1998, respectively. The weighted-average expected life of the purchase rights was eight months for fiscal 1999 and 1998. The weighted-average fair value of the purchase rights granted in fiscal 1999 and 1998 was $7.80 and $11.48, respectively.

 9. INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Years Ended March 31,
                                          -----------------------------------
                                             1999         1998        1997
                                          -----------  ----------  ----------

                                                     (dollars in thousands)
  Current:
    Federal...............................  ($11,235)    $19,756     $22,046
    State.................................     --            268          65
  Deferred:
    Federal...............................     2,694      13,218       3,289
    State.................................      (460)     (3,273)       --
                                          -----------  ----------  ----------
                                             ($9,001)    $29,969     $25,400
                                          ===========  ==========  ==========

     The Company's effective tax rate differs from the statutory federal income tax rate follows:

                                                 Years Ended March 31,
                                          -----------------------------------
                                             1999         1998        1997
                                          -----------  ----------  ----------

  Income tax provision (benefit) at
    statutory rate........................   (35.00%)      35.00%      35.00%

  Benefit of foreign sales corporation....     --         (3.10%)     (4.10%)
  State income taxes......................    (1.40%)       3.20%       3.20%
  State credits...........................    (5.10%)     (5.20%)     (3.20%)
  Other...................................     11.50%       0.10%     (1.40%)
  Change in valuation allowance...........     --           --          --
                                          -----------  ----------  ----------
    Effective tax rate....................   (30.00%)      30.00%      29.50%
                                          ===========  ==========  ==========

     The components of the deferred tax assets and liabilities are as follows:

                                                              March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                                          (dollars in thousands)
  Deferred tax assets:
    Accrued vacation...................................     $551        $631
    State credits......................................    5,337       4,986
    Inventory reserve..................................    1,778       2,736
    Allowances and other accrued liabilities...........   15,905       3,802
    Net operating loss carryforward....................    3,402          94
                                                       ----------  ----------
            Total deferred tax assets..................   26,973      12,249
                                                       ----------  ----------
  Deferred tax liabilities:
    Depreciation.......................................  (35,966)    (22,316)
    Net operating loss carryforward....................     --         3,308
                                                       ----------  ----------
                                                         (35,966)    (19,008)
                                                       ----------  ----------
  Less valuation allowance.............................     --          --
                                                       ----------  ----------
            Net deferred tax assets....................  ($8,993)    ($6,759)
                                                       ==========  ==========

       Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded.

       At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $9.7 million, as well as R&D and AMT credit carryforwards of $11.5 million, available to offset future taxable income. These net operating loss carryforwards expire in the years 2008 to 2010. Because the Leveraged Recapitalization caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss carryforwards from November 30, 1995 is limited to $810,000 each year. The R&D credit and AMT credit can be carried forward for twenty years and indefinitely, respectively.

At March 31, 1999, the Company also had California net operating loss carryforwards of approximately $10.6 million which expire in the year 2004.

10. EARNINGS PER SHARE

Reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

(in thousands, except per share amounts)

                                                  Years Ended March 31,
                                          ------------------------------------
                                             1999         1998         1997
                                          ----------   ----------   ----------
Basic:
Weighted average shares outstanding....      43,720       42,196       40,493
                                          ----------   ----------   ----------

Shares used in computing per
  share amounts .......................      43,720       42,196       40,493
                                          ==========   ==========   ==========
Net income (loss) available for common
  stockholders ........................    ($21,002)     $69,928      $61,745
                                          ==========   ==========   ==========
Net income (loss) available for common
  stockholders per share ..............      ($0.48)       $1.66        $1.52
                                          ==========   ==========   ==========
Diluted:
Weighted average shares outstanding....      43,720       42,196       40,493

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price ..........         --         2,662        3,684
Assumed conversion of 5 3/4%
  convertible subordinated notes ......         --         9,684        1,842
                                          ----------   ----------   ----------
Shares used in computing per share
  amounts .............................      43,720       54,542       46,019
                                          ==========   ==========   ==========
Net income (loss) available for common
  stockholders ........................    ($21,002)     $69,928      $61,745

Add 5 3/4% convertible subordinated
  note interest, net of interest
  capitalized and income tax effect ...         --         6,580          587
                                          ----------   ----------   ----------
Net income (loss) available for common
  stockholders ........................    ($21,002)     $76,508      $62,332
                                          ==========   ==========   ==========
Net income ( loss) available for common
  stockholders per share ..............      ($0.48)       $1.40        $1.35
                                          ==========   ==========   ==========

11. 401(K) Plan

The Company has a deferred tax savings 401(k) plan and generally matches 50% of employee contributions up to 4% of gross salaries. The employer contributions do not vest until the employee's second year of service, at which time the contributions vest 100%. All regular, full-time employees are eligible to participate under the plan. The Company contributed to the plan approximately $0.6 million, $0.5 million and $0.4 million in fiscal 1999, 1998 and 1997, respectively.


12. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information should be read in conjunction with Note 1.

                                              Year Ended March 31, 1999
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $56,765    $56,999    $69,792    $55,974
Gross profit........................   9,326      8,046      7,210     (6,546)
Operating income....................   4,227      3,450    (14,876)   (11,810)
Net income..........................   1,092        505    (12,354)   (10,245)
Net income available for common
  stockholders......................   1,092        505    (12,354)   (10,245)
Net income (loss) available for
  common stockholders per share
  Basic.............................   $0.03      $0.01     ($0.28)    ($0.23)
  Diluted...........................   $0.03      $0.01     ($0.28)    ($0.23)
Shares used in computing net income
  per share
  Basic.............................  43,415     43,570     43,822     44,138
  Diluted...........................  43,415     43,570     43,822     44,138


                                              Year Ended March 31, 1998
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $76,837    $90,446    $98,556    $90,355
Gross profit........................  29,331     34,724     37,018     29,523
Operating income....................  23,611     29,152     31,381     23,947
Net income..........................  15,339     19,094     20,470     15,024
Net income available for common
  stockholders......................  15,339     19,094     20,470     15,024
Net income (loss) available for
  common stockholders per share
  Basic.............................   $0.37      $0.46      $0.48      $0.35
  Diluted...........................   $0.31      $0.38      $0.40      $0.31
Shares used in computing net income
  per share
  Basic.............................  41,135     41,832     42,768     43,048
  Diluted...........................  53,808     54,482     55,099     54,779

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

                                                                   SCHEDULE II

                           HMT TECHNOLOGY CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                     Additions
                                              -----------------------
                                   Balance at Charged to  Charged to             Balance
                                   Beginning   Costs and     Other                at end
Description                         of Year    Expenses    Accounts   Deductions of Year
---------------------------------- ---------- ----------- ----------- --------- ----------
Year ended March 31, 1997:
  Provision for loss on inventory..   $1,518       3,865         --        (63)    $5,320

  Allowance for doubtful accounts
     receivable....................     $612          60         400       (17)    $1,055


Year ended March 31, 1998:
  Provision for loss on inventory..   $5,320       1,844         --          --    $7,164

  Allowance for doubtful accounts
     receivable....................   $1,055        $272         --          --    $1,327


Year ended March 31, 1999:
  Provision for loss on inventory..   $7,164         --        1,928    (4,437)    $4,655

  Allowance for doubtful accounts
     receivable....................   $1,327        $260         --     $1,467     $3,054

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        HMT TECHNOLOGY CORPORATION
        By:
                Ronald L. Schauer
                President and Chief  Executive Officer


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald L. Schauer and Peter S. Norris, and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue, hereof.

Pursuant to the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                         Title                     Date
-------------------------  -----------------------------------  -------------
/s/ RONALD L. SCHAUER      President, Chief Executive Officer   June 16, 1999
-----------------------    and Chairman of the Board
     Ronald L. Schauer     (Principal Executive Officer)

/s/ PETER S. NORRIS        Vice President, Finance, Chief       June 16, 1999
-----------------------    Financial Officer and Treasurer
      Peter S. Norris      (Principal Financial Officer)

/s/ BRUCE C. EDWARDS       Director                             June 16, 1999
-----------------------
    Bruce C. Edwards

/s/ WALTER G. KORTSCHAK    Director                             June 16, 1999
-----------------------
    Walter G. Kortschak

/s/ DONALD P. BEADLE       Director                             June 16, 1999
-----------------------
    Donald P. Beadle


/s/ RICHARD S. LOVE        Director                             June 16, 1999
-----------------------
    Richard S. Love


/s/ HARRY G. VAN WICKLE    Director                             June 16, 1999
-----------------------
    Harry G. Van Wickle

                              INDEX OF EXHIBITS

Exhibit
Number                     Description of Document

  3.2   Restated Certificate of Incorporation, dated March 27, 1997.(3)
  3.3   Bylaws of the Registrant.(1)
  4.1   Reference is made to Exhibits 3.2 through 3.3.(1)
  4.2   Specimen stock certificate.(1)
  4.3   Form of Restricted Global Convertible Subordinated Note due 2004(2)
  4.4   Form of Unrestricted Global Convertible Subordinated Note due 2004(2)
  4.5   Form of Certificated Convertible Subordinated Note due 2004(2)
  4.6 Indenture, dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee.(2)
 10.1 Credit Suisse First Boston and Fleet National Bank Credit Agreement dated November 2, 1998. (4)
 10.2   Lease Agreement between the Company and Sun Life Assurance Company of Canada, dated January 5, 1989, as amended.(1)
 10.3 Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.(1)
 10.4   Registrant's 1995 Stock Option Plan (the "1995 Plan").(1)
 10.5   Form of Incentive Stock Option under the 1995 Plan.(1)
 10.6   Form of Early Exercise Agreement under the 1995 Plan.(1)
 10.7   Registrant's 1995 Management Stock Option Plan (the "Management
        Plan").(1)
 10.8   Form of Incentive Stock Option under the Management Plan.(1)
 10.9   Form of Early Exercise Agreement under the Management Plan.(1)
 10.10  Registrant's 401(k) Profit Sharing Plan.(1)
 10.11  Master Lease Agreement by and between the Company and Comdisco, dated November 30, 1995.(1)
 10.12 Investor Rights Agreement by and among the Company, certain of the Company's officers, and the Investors listed on Exhibit A of the Recapitalization Agreement, dated November 30, 1995.(1)
 10.13  Registrant's 1996 Equity Incentive Plan (the "Incentive Plan").(1)
 10.14  Form of Incentive Stock Option under the Incentive Plan.(1)
 10.15  Form of Non-statutory Stock Option under the Incentive Plan.(1)
 10.16  Registrant's Employee Stock Purchase Plan.(1)
 10.17 Registrant's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(1)
 10.18  Form of Non-Statutory Stock Option under the Directors' Plan.(1)
 10.19  Registrant's Executive Severance Plan.(1)
 10.20 Fifth Amendment dated November 10, 1998 of Lease Agreement between the Company and Sun Life of Canada, dated January 5, 1989 as amended.
 10.21 Lease Agreement between the Company and CalWest Industrial Properties, LLC , dated April 22, 1999
 10.22 Lease Agreement between the Company and Third Street Services, Inc., dated June 9, 1998.
 16.1   Letter from Ernst & Young LLP regarding change in certifying accountant.(1)
 23.1   Report of Independent Accountants on Financial Statements Schedule
 23.2   Consent of PricewaterhouseCoopers L.L.P.
 27.1   Financial Data Schedule.
__________
    (1) Registration Statement on Form S-1 No. 333-450 and amendments thereto.
    (2) Form 8-K, dated as of January 21, 1997.
    (3) Form 10-K, for the fiscal year ended March 31, 1997.
    (4) Form 10-Q, for the fiscal quarter ended December 31, 1998.