Form 10-Q
period 1999-06-30
HMT TECHNOLOGY CORP
filed 1999-08-16
CIK 1005967

========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended June 30, 1999

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from ____ to _____


  ========================================================================

                        COMMISSION FILE NUMBER: 000-27586

                           HMT TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-3084354
 -----------------------------------               -----------------
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)               identification number)


                  1055 PAGE AVENUE, FREMONT, CA            94538
            -----------------------------------------    ----------
            (Address of principal executive offices)    (Zip code)

    Registrant's telephone number, including area code: (510) 490-3100


  ========================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No  [ ]
                                                             ---         ---

As of August 12,1999, 45,104,181 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

  ========================================================================

                           HMT TECHNOLOGY CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


PART I      FINANCIAL INFORMATION
                                                                     Page

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 1999
            and March 31, 1999 ........................................1

            Condensed Consolidated Statements of Operations for the
            three month periods ended June 30, 1999 and 1998 ..........2

            Condensed Consolidated Statements of Cash Flows for the
            three month periods ended June 30, 1999 and 1998 ..........3

            Notes to Condensed Consolidated Financial Statements ......4

Item 2      Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations .............7

Item 3      Quantitative and Qualitative Disclosures about Market
            Risks ....................................................10


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ........................10

Signatures ...........................................................12





















                     PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,     March 31,
                                                          1999        1999
                                                     ------------ ------------
                                                     (Unaudited)   (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents........................      $55,579      $53,077
  Receivables, net.................................       29,544       29,572
  Inventories......................................       18,036       26,585
  Deposits, prepaid expenses and other assets......          520          588
  Deferred income taxes............................        5,133        5,133
                                                     ------------ ------------
          Total current assets.....................      108,812      114,955
Property, plant and equipment, net.................      308,797      321,508
Other assets.......................................        5,827        6,077
                                                     ------------ ------------
          Total assets.............................     $423,436     $442,540
                                                     ============ ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................      $13,285      $20,732
  Accrued liabilities..............................       15,127        8,498
  Obligations under capital leases --
    current portion................................          411          555
                                                     ------------ ------------
          Total current liabilities................       28,823       29,785
Long-term liabilities..............................        2,380        2,680
Convertible subordinated promissory notes..........      230,000      230,000
Deferred tax liability, long term..................       14,127       14,127
                                                     ------------ ------------
          Total liabilities........................      275,330      276,592

Stockholders' equity:
  Common Stock.....................................           45           44
  Additional paid-in capital.......................      115,160      113,661
  Retained earnings ...............................      109,550      128,892
  Distribution in excess of basis..................      (76,649)     (76,649)
                                                     ------------ ------------
          Total stockholders' equity...............      148,106      165,948
                                                     ------------ ------------
       Total liabilities and stockholders' equity..     $423,436     $442,540
                                                     ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                  Three Months Ended
                                        June 30,
                             -------------------------
                                1999         1998
                             ------------ ------------
                                    (Unaudited)

Net sales ...................    $44,899      $56,765
Cost of sales ...............     65,196       47,439
                             ------------ ------------
  Gross profit (Loss)........    (20,297)       9,326
                             ------------ ------------
Operating expenses:
  Research and development ..      2,141        2,435
  Selling, general and
   administrative ...........      2,462        2,664
                             ------------ ------------
   Total operating expenses .      4,603        5,099
                             ------------ ------------
Operating income (loss) .....    (24,900)       4,227
Interest expense, net .......      2,732        2,667
                             ------------ ------------
Income (loss) before income
  tax provision (benefit)....    (27,632)       1,560
Income tax provision
  (benefit) .................     (8,290)         468
                             ------------ ------------
   Net income (loss) ........   ($19,342)      $1,092
                             ============ ============
Net income (loss) available
  for common stockholders
  per share:
   Basic.....................     ($0.43)       $0.03
                             ============ ============
   Diluted...................     ($0.43)       $0.03
                             ============ ============
Shares used in computing
  per share amounts:
   Basic.....................     44,758       43,415
                             ============ ============
   Diluted...................     44,758       43,415
                             ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Three Months Ended
                                                             June 30,
                                                     -------------------------
                                                         1999         1998
                                                     ------------ ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................    ($19,342)      $1,092
  Adjustments to reconcile net income (loss)
   to net cash used in operations:
     Depreciation and amortization .................      14,525       13,129
     Changes in operating assets and liabilities:
       Receivables .................................          28       17,403
       Inventories .................................       8,549       (8,576)
       Deposits, prepaid expenses and other assets .          68         (189)
       Accounts payable ............................      (7,447)         812
       Accrued liabilities .........................       6,629        3,396
       Long term liabilities .......................        (300)        (300)
                                                     ------------ ------------
          Net cash provided by operating activities.       2,710       26,767
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...      (1,797)     (24,592)
  Decrease in other assets .........................         233          385
                                                     ------------ ------------
          Net cash used in investing activities ....      (1,564)     (24,207)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................        (144)      (2,236)
  Proceeds from issuance of Common Stock ...........       1,500        1,748
                                                     ------------ ------------
          Net cash provided by (used in)
             financing activities....................      1,356         (488)
                                                     ------------ ------------

  Net increase  in cash and cash equivalents ........      2,502        2,072
  Cash and cash equivalents at beginning of period ..     53,077       24,985
                                                     ------------ ------------
  Cash and cash equivalents at end of period ........    $55,579      $27,057
                                                     ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Operating results for the quarter ended June 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.


Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                            June 30,      March 31,
                                              1999         1999
                                         ------------  ------------
                                              (in thousands)
Raw materials.....................            $6,536        $5,575
Work-in-process...................             5,762         3,569
Finished goods....................             5,738        17,441
                                         ------------  ------------
                                             $18,036       $26,585
                                         ============  ============







Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.


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



















2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ended
                                               June 30,
                                    -------------------------
                                       1999         1998
                                    ------------ ------------
Basic:
 Weighted average shares outstanding
 for the period.....................     44,758       43,415
                                    ------------ ------------
 Shares used in computing
 per share amounts..................     44,758       43,415
                                    ============ ============
 Net income (loss) available for
 common stockholders................   ($19,342)      $1,092
                                    ============ ============
 Net income (loss) available for
 common stockholders per share......     ($0.43)       $0.03
                                    ============ ============
Diluted (1):
 Weighted average shares outstanding
 for the period.....................     44,758       43,415

 Net effect of dilutive stock
 options based on the treasury stock
 method using average market
 price..............................       --           --

 Assumed conversion of 5 3/4%
 convertible subordinated notes.....       --           --
                                    ------------ ------------
 Shares used in computing
 per share amounts..................     44,758       43,415
                                    ============ ============
 Net income (loss) available for
 common stockholders................   ($19,342)      $1,092

 Add 5 3/4% convertible subordinated
 note interest, net of interest
 capitalized and income tax effect..       --           --
                                    ------------ ------------
 Net income (loss) available for
 common stockholders................   ($19,342)      $1,092
                                    ============ ============
 Net income (loss) available for
 common stockholders per share......     ($0.43)       $0.03
                                    ============ ============

(1) Diluted EPS for the three months ended June 30, 1999 and 1988 does not assume conversion of the Company's 5 3/4% convertible subordinated notes, as the effect would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those described below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

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

Results of Operations

Net Sales Three Months Ended June 30, 1999 and 1998.

Net sales for the three months ended June 30, 1999 were $44.9 million, down 20.0% from the $56.8 million reported in the three months ended June 30, 1998. Unit sales volume decreased 5.8% during the three months ended June 30,1999, while average selling prices declined 16.0%, compared to the three months ended June 30,1998. The decrease in unit sales volume during the three months ended June 30, 1999 was attributable to continuing weakened industry demand as disk drive manufacturers reduced drive production and media inventory levels in response to excess supply in many disk drive market segments. The decrease in unit sales volume is also a result of reduced number of disks required per drive, due to the higher storage capacity of the disks. The excess media supply also heightened price competition among independent media suppliers, causing a decline in average selling prices. Future sales will depend largely upon customer demand, unit shipments and production volumes.

During the three months ended June 30,1999 and 1998, four customers individually accounted for at least ten percent of consolidated net sales. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

Gross Profit.

Gross profit (loss) was (45.2%) of net sales for the three months ended June 30, 1999, compared with 16.4% for the three months ended June 30, 1998. The decline in gross margin during the three months ended June 30, 1999 was primarily a result of higher unit production costs and the decline in average selling prices versus the comparable period in fiscal 1999. First quarter unit production costs rose as the company slowed production to reduce finished goods inventory levels. Production volumes decreased 44.3% in the first quarter of fiscal 2000,compared with the first quarter of fiscal 1999. As a result, fixed costs were absorbed over lower unit production volumes and cost of goods sold included costs for producing inventory in prior periods as well as the full balance of production costs for the first quarter of fiscal 2000. The increase in unit production cost, caused by lower production volumes, was partially offset by reduced salaries, as the Company responded to lower demand by reducing work hours during the first quarter of fiscal 2000.


Research and Development.

Research and development expenses decreased $294,000 in the three months ended June 30, 1999, compared to the same period in 1998. The decrease in research and development expenses was primarily a result of reduced work hours. The Company anticipates that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.


Selling, General and Administrative.

Selling, general and administrative expenses decreased $202,000 in the three months ended June 30, 1999, compared to the same period in the prior fiscal year. The decrease in selling, general and administrative expenses was primarily a result of lower headcount and reduced work hours and eliminating bonuses. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions and levels of production volume and unit shipments.

Interest Expense, Net.

Net interest expense decreased $65,000 during the three months ended June 30, 1999, compared to the same period in fiscal 1999. The decrease in interest expense, net was primarily a result of an increase in interest income (as the Company's average cash balances increased) partially offset by lower capitalized interest versus the comparable period in the prior year.

Provision (Benefit) for Income Taxes.

For the three months ended June 30, 1999 and 1998, the Company recorded income taxes at its estimated annual effective tax rate of 30%.


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


Liquidity and Capital Resources

Cash and cash equivalents increased by $2.5 million to $55.6 million at June 30, 1999 from $53.1 million at March 31, 1999. Cash flows from operations were $2.7 million for the three month period ending June 30, 1999 as compared to $2.1 million in the comparable period of 1998. Cash generated during the three months ended June 30, 1999 reflected net income adjusted for non-cash changes including depreciation and amortization and an increase in accrued liabilities and a decrease in inventories, partially offset by an increase in accounts payable.

The Company invested $1.8 million and $24.6 million in property, plant and equipment during the three months ended June 30, 1999 and 1998, respectively. The Company currently expects to spend approximately $20 million over the next twelve months on property, plant & equipment.

Cash used by financing activities for the first three months of fiscal 2000 reflected $1.5 million in cash received for employee stock purchases.

As of June 30, 1999, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the entire balance of the $50 million revolving credit facility. The company must comply with certain restrictive financial covenants and conditions as defined in the revolving credit facility. As of June 30, 1999 the company was not in compliance with certain covenants but subsequently the agreement was amended to eliminate the prior compliance issues.

The Company believes that existing cash balances, cash generated from operations and funds available under its credit facilities, will provide adequate cash to fund its operations and anticipated capital expenditures at least through June 30, 2000. Should improved market conditions result in a need for a substantial expansion in the Company's manufacturing capacity, the Company may need to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.


Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. Based upon the criteria of SFAS 131, the Company has a single operating segment. Accordingly, the financial statements provided herein satisfy the standard for reporting. Geographic information about revenues, operating income and identifiable assets are provided in the notes to the financial statements.


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


Year 2000 Compliance

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems that will be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The Company has used both internal and external resources to identify and assess needed Year 2000 remediation, the Companys internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997, have been completed, and that such efforts are substantially complete.

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

The Company initiated formal communications with all of its
significant suppliers and large customers during fiscal 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems or products of other companies or
significant suppliers will be Year 2000 compliant.   A failure to take
appropriate remediation measures by another company, or remediation that is incompatible with the Company's systems, could have a material adverse effect on the Company. As of June 1, 1999, the Company had received responses from all critical vendors, and all have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. Of these responses, all are considered to be adequate.

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

The Company has a contingency plan in place for operation without its computer based manufacturing control systems. However, there are scenarios for failure of suppliers or infrastructure for which no contingency exists.


Item 3.     Quantitative and Qualitative Disclosures of Risk

There is no material change from that reported in Form 10-K as of March 31, 1999.

Part II  OTHER INFORMATION

Item 1.         Legal Proceedings

                Not applicable

Item 2.         Changes in Securities and Use of Proceeds

                Not applicable

Item 3.         Default Upon Senior Securities

                Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5. Other Information

During the quarter ending June 30, 1999 no sale of unregistered or restricted stock were made.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

27.1 Financial Data Schedule

(b) Reports on Form 8-K:

During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.






Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HMT Technology Corporation
(Registrant)


Date:   August 16, 1999                BY:  /s/ Peter S. Norris
                                            ---------------------------
                                                Peter S. Norris
                                                Vice President and
                                                Chief Financial Officer


Date:   August 16, 1999                BY:  /s/ Ronald L. Schauer
                                            ---------------------------
                                                Ronald L. Schauer
                                                President and
                                                Chief Executive Officer

EXHIBIT INDEX

(a)  Exhibits:

Exhibit No.

  27.1            Financial Data Schedule.