Form 10-Q
period 1999-09-30
HMT TECHNOLOGY CORP
filed 1999-11-12
CIK 1005967

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

                 For the quarterly period ended September 30, 1999

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

As of November 10, 1999, 45,794,115 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

  ========================================================================

                           HMT Technology Corporation

                          QUARTERLY REPORT ON FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



PART I  FINANCIAL INFORMATION   Page

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
        September 30, 1999 and March 31, 1999 .................... 3

        Condensed Consolidated Statements of
        Operations for the three and six month
        periods ended September 30, 1999 and 1998 ................ 4

        Condensed Consolidated Statements of Cash
        Flows for the six months ended September
        30, 1999 and 1998 ........................................ 5

        Notes to Condensed Consolidated Financial Statements ..... 6

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations ............ 9

Item 3  Quantitative and Qualitative Disclosures About
        Market Risk .............................................. 11


PART II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of the Security
        Holders   ................................................ 12

Item 6. Exhibits and Reports on Form 8-K         ................. 13

        Signatures       ......................................... 14

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL  STATEMENTS

                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               September 30,   March 31,
                                               1999             1999
                                               ------------ ------------
                                               (Unaudited)   (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents....................    $50,934      $53,077
  Receivables, net.............................     32,925       29,572
  Inventories..................................     13,682       26,585
  Deposits, prepaid expenses and other assets..        541          588
  Deferred tax assets, short term..............      5,133        5,133
                                               ------------ ------------
          Total current assets.................    103,215      114,955
Property, plant and equipment, net.............    297,113      321,508
Other assets...................................      5,529        6,077
                                               ------------ ------------
          Total assets.........................   $405,857     $442,540
                                               ============ ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................    $15,127      $20,732
  Accrued liabilities..........................      9,233        8,498
  Obligations under capital leases --
    current portion............................        215          555
                                               ------------ ------------
          Total current liabilities............     24,575       29,785
Long-term liabilities..........................      2,074        2,680
Convertible subordinated promissory notes......    230,000      230,000
Deferred tax liability, long term..............     14,127       14,127
                                               ------------ ------------
          Total liabilities....................    270,776      276,592

Stockholders' equity:
  Common stock.................................         45           44
  Additional paid-in capital...................    115,169      113,661
  Retained earnings ...........................     96,516      128,892
  Distribution in excess of basis..............    (76,649)     (76,649)
                                               ------------ ------------
          Total stockholders' equity...........    135,081      165,948
                                               ------------ ------------
    Total liabilities and stockholders' equity.   $405,857     $442,540
                                               ============ ============

                             See accompanying notes

                    HMT TECHNOLOGY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                   (in thousands, except per share data)

                                  Three Months Ended        Six Months Ended
                                    September 30,             September 30,
                             ------------------------- -------------------------
                                1999         1998         1999         1998
                             ------------ ------------ ------------ ------------
                                  (Unaudited)               (Unaudited)

Net sales ...................    $44,791      $56,999      $89,690     $113,764
Cost of sales ...............     55,818       48,953      121,014       96,392
                             ------------ ------------ ------------ ------------
  Gross profit (Loss)........    (11,027)       8,046      (31,324)      17,372
                             ------------ ------------ ------------ ------------
Operating expenses:
  Research and development ..      2,294        2,382        4,435        4,817
  Selling, general and
   administrative ...........      2,518        2,214        4,980        4,878
                             ------------ ------------ ------------ ------------
   Total operating expenses .      4,812        4,596        9,415        9,695
                             ------------ ------------ ------------ ------------
Operating income (loss) .....    (15,839)       3,450      (40,739)       7,677
Interest expense, net .......      2,781        2,729        5,513        5,396
                             ------------ ------------ ------------ ------------
Income (loss) before income
  tax provision (benefit)....    (18,620)         721      (46,252)       2,281
Income tax provision
  (benefit) .................     (5,586)         216      (13,876)         684
                             ------------ ------------ ------------ ------------
   Net income (loss) ........   ($13,034)        $505     ($32,376)      $1,597
                             ============ ============ ============ ============
Net income (loss) available
  for common stockholders
  per share:
   Basic.....................     ($0.29)       $0.01       ($0.72)       $0.04
                             ============ ============ ============ ============
   Diluted...................     ($0.29)       $0.01       ($0.72)       $0.04
                             ============ ============ ============ ============
Shares used in computing
  per share amounts:
   Basic.....................     45,124       43,570       44,709       43,493
                             ============ ============ ============ ============
   Diluted...................     45,124       43,570       44,709       43,493
                             ============ ============ ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Six Months Ended
                                                             September 30,
                                                     -------------------------
                                                     1999             1998
                                                     ------------ ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................    ($32,376)      $1,597
  Adjustments to reconcile net income (loss)
   to net cash used in operations:
     Depreciation and amortization .................      28,405       26,992
     Changes in operating assets and liabilities:
       Receivables .................................      (3,353)      16,894
       Inventories .................................      12,903       (9,882)
       Deposits, prepaid expenses and other assets .          47         (246)
       Accounts payable ............................      (5,605)      (5,275)
       Accrued liabilities .........................         735        2,708
       Long term liabilities .......................        (606)        (653)
                                                     ------------ ------------
          Net cash provided by operating activities.         150       32,135
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...      (3,975)     (30,215)
  Decrease in other assets .........................         514          762
                                                     ------------ ------------
          Net cash used in investing activities ....      (3,461)     (29,453)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................        (340)      (2,375)
  Proceeds from issuance of common stock ...........       1,508        1,734
                                                     ------------ ------------
   Net cash provided by (used in) financing
    activities......................................       1,168         (641)
                                                     ------------ ------------

  Net increase  in cash and cash equivalents ........     (2,143)       2,041
  Cash and cash equivalents at beginning of period ..     53,077       24,985
                                                     ------------ ------------
  Cash and cash equivalents at end of period ........    $50,934      $27,026
                                                     ============ ============

                             See accompanying notes

                      HMT TECHNOLOGY CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by HMT Technology Corporation ("the Company") without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Operating results for the quarter ended September 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen- to fourteen-week quarters that end on the Sunday closest to the calendar quarter end.


Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

  Inventories

   Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                         September 30,    March 31,
                                         1999              1999
                                         ------------  ------------
                                              (in thousands)
Raw materials............................     $5,772        $5,575
Work-in-process..........................      5,275         3,569
Finished goods...........................      2,635        17,441
                                         ------------  ------------
                                             $13,682       $26,585
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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS 133 requires derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.



















2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ende     Six Months Ended
                                           September 30,         September 30,
                                    --------------------- ---------------------
                                       1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Basic:
 Weighted average shares outstanding
 for the period.....................   45,124     43,570     44,709     43,461
                                    ---------- ---------- ---------- ----------
 Shares used in computing
 per share amounts..................   45,124     43,570     44,709     43,461
                                    ========== ========== ========== ==========
 Net income (loss) available for
 common stockholders................ ($13,034)      $505   ($32,376)    $1,597
                                    ========== ========== ========== ==========
 Net income (loss) available for
 common stockholders per share......   ($0.29)     $0.01     ($0.72)     $0.04
                                    ========== ========== ========== ==========
Diluted (1):
 Weighted average shares outstanding
 for the period.....................   45,124     43,570     44,709     43,461

 Net effect of dilutive stock
 options based on the treasury stock
 method using average market
 price..............................       --         --         --      1,804

 Assumed conversion of 5 3/4%
 convertible subordinated notes.....       --         --         --         --
                                    ---------- ---------- ---------- ----------
 Shares used in computing
 per share amounts..................   45,124     43,570     44,709     45,265
                                    ========== ========== ========== ==========
 Net income (loss) available for
 common stockholders................ ($13,034)      $505   ($32,376)    $1,597

 Add 5 3/4% convertible subordinated
 note interest, net of interest
 capitalized and income tax effect..       --         --         --         --
                                    ---------- ---------- ---------- ----------
 Net income (loss) available for
 common stockholders................ ($13,034)      $505   ($32,376)    $1,597
                                    ========== ========== ========== ==========
 Net income (loss) available for
 common stockholders per share......   ($0.29)     $0.01     ($0.72)     $0.04
                                    ========== ========== ========== ==========

(1) Diluted EPS for the six months ended September 30, 1999 and 1988 does not assume conversion of the Company's 5 3/4% convertible subordinated notes, as the effect would be anti-dilutive.

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

Results of Operations

Net Sales Three Months Ended September 30, 1998 and 1999. Net sales for the three months ended September 30, 1999 were $44.8 million, down 21.4% from the $57.0 million reported in the three months ended September 30, 1998. For the first six months of fiscal 2000 net sales of $89.7 million were $24.1 million, or 21.2% lower than the same period in fiscal 1999. Unit sales volume decreased 5.7% during the three months ended September 30, 1999 and average selling prices declined 16.8%, compared to the three months ended September 30, 1998. Media manufacturers expanded capacity in calendar 1996 and 1997 to meet anticipated demand.
Beginning in 1998, demand for media slowed as storage capacity per disk increased and drive designs incorporated fewer disks to meet the storage capacities demanded by the market. The increase in production capacity coupled with increased storage capacity per disk allowed the supply of disks to meet and then exceed the market demand. The excess media supply also heightened price competition among independent media suppliers, causing the decline in average selling prices. Future revenue will depend largely upon customer demand, unit shipments and production volumes.

During the three months ended September 30, 1999, three customers, and in the comparable period in 1998 four customers, each accounted for at least ten percent of consolidated net sales. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

Gross Profit. Gross margin (loss) was (24.6)% of net sales for the three months ended September 30, 1999, compared with 14.1% for the three months ended September 30, 1998. The decline in gross margin during the three months ended September 30, 1999 was a result of higher unit production costs and the decline in average selling prices versus the comparable period in fiscal 1999. Unit production costs rose as fixed costs were absorbed over lower unit production volumes. Production volumes decreased 24.4% in the second quarter of fiscal 2000, compared with the second quarter of fiscal 1999.

Research and Development. Research and development expenses decreased $0.1million in the three months ended September 30, 1999, compared to the same period in 1998. The Company anticipates that operating expenses will continue to fluctuate somewhat from period to period due to changes in products and operations.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million in the three months ended September 30, 1999, compared to the same period in the prior fiscal year. The Company anticipates that operating expenses will continue to fluctuate somewhat from period to period due to changes in products and operations.

Interest Expense, Net. Net interest expense increased $0.1 million during the three months ended September 30, 1999, compared to the same period in fiscal 1999. The increase in interest expense, net, was primarily the result of a decrease in capitalized interest partially offset by an increase in interest income from improved cash balances.

Provision for Income Taxes. For the three months ended September 30, 1999 and 1998, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $2.1 million to $50.9 million at September 30, 1999 from March 31, 1999. Cash flows from operations were $151,000 for the six-month period ended September 30, 1999 as compared to $32.1 million in the comparable period of 1998. Cash generated during the six months ended September 30, 1999 reflected a net loss of $32.4 million offset by $28.4 million in depreciation and amortization. Increased accounts receivable, decreased accounts payable and decreased long-term liabilities served to decrease cash while decreased inventory levels and increased accrued liabilities generated cash. Decreased sales and lower margins contributed to the decline in positive cash flow provided by operations during the six months ended September 30, 1999 as compared to the six months ended September 30, 1998.

The Company invested $4.0 million and $30.2 million in property, plant and equipment during the six months ended September 30, 1999 and 1998, respectively. The Company currently expects to spend approximately $20 million over the next twelve months on property, plant and equipment.

Cash used by financing activities for the first six months of fiscal 2000 reflected $0.3 million in principal payments on capital leases, offset by $1.5 million in cash received for employee stock purchases.

As of September 30, 1999, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the full balance of a $50 million revolving credit facility.

The Company believes existing cash balances, cash generated from operations and funds available under its credit facilities, will provide adequate cash to fund its operations and anticipated capital expenditures at least through September 30, 2000. Should improved market conditions result in a need for a substantial expansion in the Company's manufacturing capacity, the Company may need to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

Year 2000 Compliance

The Company has reviewed both its internal computer systems and its products that could be affected by the "Year 2000" issue and has identified some systems that would be affected. In the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The Company has used both internal and external resources to identify and assess needed Year 2000 remediation. The Company's internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997, have been completed.

The Company has completed modifications to existing software and conversions to new software. The Company believes the "Year 2000" issues relating to internal computer systems and products will not cause
significant operational problems or computer problems.   Furthermore,
the cost of implementing these solutions to date is not material to the financial position or results of operations of the Company. We are not currently estimating significant additional costs will be incurred. However, there can be no guarantee that new costs will not be exposed after January 1, 2000. There can be no assurance that, once upgraded, that the systems will be Year 2000 compliant. Should the upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company.

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

The Company has worked with its customers and suppliers to address their Year 2000 compliance in a timely manner. The Company has completed this effort. However, this effort does not ensure customer or supplier compliance. Should the Company's customers or suppliers fail to address Year 2000 issues, the Company could be adversely affected. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components, the Company may be forced to delay or cancel shipments of its products, which could have a material adverse effect on the Company. Additionally, any inability of customers to become Year 2000 compliant, which would cause them to delay or cancel substantial purchase orders or delivery of products, could also have a material adverse effect on the Company.

The Company has a contingency plan in place for operation without its computer based manufacturing control systems. However, there are scenarios for failure of suppliers or infrastructure for which no contingency exists.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

There is no material change from that reported in the Company's Annual Report on Form 10K for the year ended March 31, 1999

Part II,  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on July 28, 1999.

(b) The following individuals, each of whom served as directors of the Company prior to the annual meeting, were elected to serve as directors until the next annual meeting:

                        Total Vote For           Total Vote Withheld
                        Each Director             From Each Director
                       -----------------          ------------------

Ronald L. Schauer                41,767,396                     243,434
Donald P. Beadle                 41,779,736                     231,094
Bruce C. Edwards                 41,781,636                     229,194
Richard S. Love                  41,779,436                     231,394
Harry G. Van Wickle              41,780,036                     230,794


(c)  At the annual meeting, the Stockholders voted as follows:

1. A proposal to approve the Company's Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,500,000 shares was approved: 35,116,579 shares were voted in favor of the proposal, 6,398,588 shares were voted against the proposal, 495,663 shares abstained and 3,021,804 shares were broker non-votes.

2. The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended March 31, 2000 was approved: 41,926,170 shares were voted in favor of the proposal, 39,264 shares were voted against the proposal, 45,396 shares abstained and 3,021,804 shares were broker non-votes.


Item 5. Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between April 20, 2000 and May 20, 2000 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1.1 First Amendment to Fleet Revolving Credit Agreement, dated August 16, 1999, between the Company and Fleet National Bank and Credit Suisse First Boston.

10.1.2  First Amendment to Fleet Security Agreement, dated August
        16, 1999, between the Company and Fleet National Bank and
        Credit Suisse First Boston.

27.1    Financial Data Schedule

                                  Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HMT Technology Corporation
                                        (Registrant)


Date:   November 12, 1999               BY:  /s/ Peter S. Norris

                                                Peter S. Norris
                                                Vice President and
                                                Chief Financial Officer


Date:   November 12, 1999               BY:  /s/ Ronald L. Schauer

                                                Ronald L. Schauer
                                                President and
                                                Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.
10.1.1 First Amendment to Fleet Revolving Credit Agreement, dated August 16, 1999, between the Company and Fleet National Bank and Credit Suisse First Boston

10.1.2       First Amendment to Fleet Security Agreement, dated August
             16, 1999, between the Company and Fleet National Bank and Credit Suisse First Boston

27.1    Financial Data Schedule.