Form 10-Q
period 1999-12-31
HMT TECHNOLOGY CORP
filed 2000-02-15
CIK 1005967

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

                 For the quarterly period ended  December 31, 1999

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

As of February 14, 2000, 46,098,752 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

  ========================================================================

                           HMT TECHNOLOGY  CORPORATION

                          QUARTERLY REPORT ON FORM  10-Q

                FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1999



PART I       FINANCIAL INFORMATION                                   Page


Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at  December 31, 1999
                 and March 31,  1999..........................................3

             Condensed Consolidated Statements of  Operations for the three and nine month periods ended December 31,  1999 and 1998 ....4

             Condensed Consolidated Statements of Cash  Flows for the
                 nine month periods ended December 31,  1999 and 1998 ........5

             Notes to Condensed Consolidated Financial  Statements ...........6

Item 2.      Management's Discussion and Analysis of  Consolidated Financial
                 Condition and Results of Operations  ........................9

Item 3.      Quantitative and Qualitative Disclosures of  Risk ..............11

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K  ..............................11

             Signatures  ....................................................12




                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HMT TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               December 31,    March 31,
                                                  1999           1999
                                               ------------ ------------
                                                     (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents....................    $60,468      $53,077
  Receivables, net.............................     32,883       29,572
  Inventories..................................     18,118       26,585
  Deposits, prepaid expenses and other assets..        496          588
  Deferred tax assets, short-term..............      5,133        5,133
                                               ------------ ------------
          Total current assets.................    117,098      114,955
Property, plant and equipment, net.............    285,011      321,508
Other assets...................................      5,231        6,077
                                               ------------ ------------
          Total assets.........................   $407,340     $442,540
                                               ============ ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................    $23,119      $20,732
  Accrued liabilities..........................      7,502        8,498
  Obligations under capital leases --
    current portion............................        117          555
                                               ------------ ------------
          Total current liabilities............     30,738       29,785
Long-term liabilities..........................      1,924        2,680
Convertible subordinated promissory notes......    230,000      230,000
Deferred tax liability, long-term..............     14,127       14,127
                                               ------------ ------------
          Total liabilities....................    276,789      276,592

Stockholders' equity:
  Common stock.................................         46           44
  Additional paid-in capital...................    116,658      113,661
  Retained earnings ...........................     90,496      128,892
  Distribution in excess of basis..............    (76,649)     (76,649)
                                               ------------ ------------
          Total stockholders' equity...........    130,551      165,948
                                               ------------ ------------
    Total liabilities and stockholders' equity.   $407,340     $442,540
                                               ============ ============

                             See accompanying notes

                                HMT TECHNOLOGY CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                         (in thousands, except per share data)

                                  Three Months Ended        Nine Months Ended
                                     December 31,              December 31,
                             ------------------------- -------------------------
                                1999         1998         1999         1998
                             ------------ ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)

Net sales ...................    $59,608      $69,792     $149,298     $183,556
Cost of sales ...............     60,799       62,582      181,814      158,974
                             ------------ ------------ ------------ ------------
  Gross profit (Loss)........     (1,191)       7,210      (32,516)      24,582
                             ------------ ------------ ------------ ------------
Operating expenses:
  Research and development ..      2,404        2,368        6,839        7,185
  Selling, general and
   administrative ...........      2,301        4,056        7,280        8,934
  Restructuring expenses ....     --           15,662           --       15,662
                             ------------ ------------ ------------ ------------
   Total operating expenses .      4,705       22,086       14,119       31,781
                             ------------ ------------ ------------ ------------
Operating loss ..............     (5,896)     (14,876)     (46,635)      (7,199)
Interest expense, net .......      2,703        2,772        8,216        8,168
                             ------------ ------------ ------------ ------------
Loss before income tax
   benefit...................     (8,599)     (17,648)     (54,851)     (15,367)

Income tax benefit ..........     (2,580)      (5,294)     (16,455)      (4,610)
                             ------------ ------------ ------------ ------------
   Net loss .................    ($6,019)    ($12,354)    ($38,396)    ($10,757)
                             ============ ============ ============ ============

Net loss per share :
   Basic.....................     ($0.13)      ($0.28)      ($0.85)      ($0.25)
                             ============ ============ ============ ============
   Diluted...................     ($0.13)      ($0.28)      ($0.85)      ($0.25)
                             ============ ============ ============ ============
Shares used in computing
  per share amounts:
   Basic.....................     45,664       43,822       45,027       43,602
                             ============ ============ ============ ============
   Diluted...................     45,664       43,822       45,027       43,602
                             ============ ============ ============ ============

                             See accompanying notes

                           HMT TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine Months Ended
                                                              December 31,
                                                     -------------------------
                                                        1999             1998
                                                     ------------ ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................    ($38,396)    ($10,757)
  Adjustments to reconcile net income (loss)
   to net cash used in operations:
     Depreciation and amortization .................      42,324       39,432
     Changes in operating assets and liabilities:
       Receivables .................................      (3,311)      21,637
       Inventories .................................       8,467       (9,525)
       Deposits, prepaid expenses and other assets .          92         (265)
       Accounts payable ............................       2,387       (5,221)
       Accrued liabilities .........................        (996)      (1,154)
       Long-term liabilities .......................        (756)        (949)
                                                     ------------ ------------
          Net cash provided by operating activities.       9,811       33,198
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ...      (5,776)     (36,962)
  Decrease in other assets .........................         795        1,065
                                                     ------------ ------------
          Net cash used in investing activities ....      (4,981)     (35,897)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
     leases ........................................        (438)      (2,513)
  Proceeds from issuance of common stock ...........       2,999        3,309
                                                     ------------ ------------
          Net cash provided by financing activities.       2,561          796
                                                     ------------ ------------
  Net increase (decrease) in cash and cash
    equivalents ....................................       7,391       (1,903)
  Cash and cash equivalents at beginning of period .      53,077       24,985
                                                     ------------ ------------
  Cash and cash equivalents at end of period .......     $60,468      $23,082
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

Operating results for the quarter ended December 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and thirteen-to-fourteen-week quarters that end on the Sunday closest to the calendar quarter end.


Inventories

Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

  Inventories

   Inventories are stated at the lower of cost or market, and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                         December 31,     March 31,
                                            1999            1999
                                         ------------  ------------
                                               (unaudited)
                                              (in thousands)
Raw materials............................     $8,149        $5,575
Work-in-process..........................      5,866         3,569
Finished goods...........................      4,103        17,441
                                         ------------  ------------
                                             $18,118       $26,585
                                         ============  ============

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.


Restructuring Charge

During the third quarter of fiscal 1999, the Company announced and completed a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The plan was primarily aimed at improving cost efficiencies by retiring older equipment and eliminating excess capacity. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

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


2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three Months Ende     Nine Months Ende
                                            December 31,          December 31,
                                    --------------------- ---------- ----------
                                        1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Basic:
 Weighted average shares outstanding
   for the period...................   45,664     43,822     45,027     43,602
                                    ---------- ---------- ---------- ----------
 Shares used in computing
   per share amounts................   45,664     43,822     45,027     43,602
                                    ========== ========== ========== ==========

 Net loss...........................   (6,019)   (12,354)   (38,396)   (10,757)
                                    ========== ========== ========== ==========

 Net loss per share.................   ($0.13)    ($0.28)    ($0.85)    ($0.25)
                                    ========== ========== ========== ==========
Diluted (1):
 Weighted average shares outstanding
   for the period...................   45,664     43,822     45,027     43,602

 Net effect of dilutive stock
   options based on the treasury
   stock method using average
   market price.....................       --         --         --         --

 Assumed conversion of 5 3/4%
   convertible subordinated notes...       --         --         --         --
                                    ---------- ---------- ---------- ----------
 Shares used in computing
 per share amounts..................   45,664     43,822     45,027     43,602
                                    ========== ========== ========== ==========

 Net loss...........................   (6,019)   (12,354)   (38,396)   (10,757)

 Add 5 3/4% convertible subordinated
   note interest, net of interest
   capitalized and income tax effect       --         --         --         --
                                    ---------- ---------- ---------- ----------

 Net loss...........................  ($6,019)  ($12,354)  ($38,396)  ($10,757)
                                    ========== ========== ========== ==========

 Net loss per share.................   ($0.13)    ($0.28)    ($0.85)    ($0.25)
                                    ========== ========== ========== ==========

(1) Diluted EPS for the three and nine months ended December 31, 1999 and 1988 does not assume conversion of the Company's 5 3/4% convertible subordinated notes, as the effect would be anti-dilutive.





Item 2.         Managements Discussion and Analysis
          of Financial Condition and Results of  Operation

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

The Company derives substantially all of its sales from the sale of thin film disks to a small number of customers. Loss of or a reduction in orders from one or more of the Company's customers could result in a substantial reduction in net sales. Because many of the Company's expense levels are based, in part, on its expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. At any one time, the Company typically supplies disks in volume for fewer than twelve disk drive products.

Results of Operations

Net Sales Three Months Ended December 31, 1999 and 1998. Net sales for the three months ended December 31, 1999 were $59.6 million, down 14.6% from the $69.8 million reported in the three months ended December 31, 1998. For the first nine months of fiscal 2000, net sales of $149.3 million were $34.3 million, or 18.7%, lower than the same period in fiscal 1999. Unit sales volume increased 11.4% during the three months ended December 31, 1999, while average selling prices declined 23.3%, compared to the three months ended December 31, 1998. The decrease in average selling prices during the three months ended December 31, 1999 was attributable to heightened price competition among independent media suppliers, and the disk drive manufacturer's continuing push for lower component prices. Future sales will depend largely upon customer demand, unit shipments, average selling prices and production volumes.

During the three months ended December 31, 1999 and 1998, one and three customers individually accounted for at least ten percent of consolidated net sales, respectively. The Company expects that it will continue to derive a substantial portion of its sales from a relatively small number of customers, although the identity of such customers may change from period to period.

Gross Profit. Gross margin (loss) was (2.0)% of net sales for the three months ended December 31, 1999, compared with 10.3% for the three months ended December 31, 1998. The decline in gross margin during the three months ended December 31, 1999 was a result of 20.6% lower unit production costs which was more than offset by a 23.3% decline in average selling prices versus the comparable period in fiscal 1999. Unit production costs decreased as fixed costs were absorbed over higher unit production volumes. Production volumes increased 22% in the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999.

Research and Development. Research and development expenses remained unchanged at $2.4 million in the three months ended December 31, 1999, compared to the same period in 1998. The Company anticipates that research and development expenses will fluctuate somewhat from period to period due to changes in products and operations.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.76 million in the three months ended December 31, 1999, compared to the same period in the prior fiscal year. During the third quarter of fiscal 1999, the Company recorded a $1.5 million charge for uncollectable receivables (included in selling, general and administrative expenses). Excluding this charge, selling, general and administrative expenses in the three months ended December 31, 1999, were essentially unchanged compared with the third quarter of fiscal 1998. The Company anticipates that selling, general and administrative expenses will fluctuate somewhat from period to period due to changes in products and operations.

Restructuring Charge. During the third quarter of fiscal 1999, the Company announced and completed a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The plan was primarily aimed at improving cost efficiencies by retiring older equipment and eliminating excess capacity. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

Interest Expense, Net. Net interest expense remained unchanged at $2.7 million during the three months ended December 31, 1999, compared to the same period in fiscal 1999. Interest expense, net will fluctuate as interest income moves in response to the Company's average cash balances.

Provision for Income Taxes. For the three months ended December 31, 1999 and 1998, the Company recorded income taxes at its estimated annual effective tax rate of 30%.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $7.4 million to $60.5 million at December 31, 1999 from $53.1 million at March 31, 1999. Cash flows from operations were $9.8 million for the nine-month period ended December 31, 1999 as compared to $33.2 million in the comparable period of 1998. Cash generated during the nine months ended December 31, 1999 reflected a net loss of $38.4 million, offset by $42.3 million in depreciation and amortization. Increased accounts receivable and decreased accrued and long-term liabilities served to decrease cash while decreased inventory levels and increased accounts payable generated cash. Decreased sales and lower margins contributed to the decline in positive cash flow provided by operations during the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. This was more than offset by lower investments in property, plant and equipment during the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998.

Based on the $60.5 million cash position at December 31, 1999 and expected future cash flow, the Board of Directors has authorized the Company to buy from time to time in open market purchases and negotiated private transactions, up to $30 million principal amount of the Company's 5 3/4% Convertible Subordinated Notes due 2004.

The Company invested $5.8 million and $37.0 million in property, plant and equipment during the nine months ended December 31, 1999 and 1998, respectively. The Company spent $12.7 million over the last twelve months on property, plant & equipment. The company expects capital spending over the next twelve months to remain consistent with the prior twelve months.

Cash used by financing activities for the first nine months of fiscal 2000 reflected $0.4 million in principal payments on capital leases, offset by $3.0 million in cash received for employee stock purchases.

As of December 31, 1999, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments, as well as the full balance of the $50 million revolving credit facility.

The Company believes existing cash balances, cash generated from operations and funds available under its credit facilities, will provide adequate cash to fund its operations and anticipated capital expenditures at least through December 31, 2000. Should improved market conditions result in a need for a substantial expansion in the Company's manufacturing capacity, the Company may need to obtain additional sources of financing. There can be no assurance that the Company will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 requires derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

Year 2000 Compliance

The Company's internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997 were completed in 1999. The cost of these programs to date is not material to the financial position and results of operations of the Company. However, there can be no guarantee that new costs will not be incurred in the future. To date, the Company has experienced no significant problems with its systems as a result of the Year 2000 issue but can give no assurance that such problems will not arise in the future.

The Company has also worked with its customers and suppliers to address their Year 2000 compliance issues in a timely manner. To date the Company has experienced no disruptions in its operations due to customer or supplier Year 2000 issues but can give no assurance that such problems may not arise in the future.

The Company has developed a contingency plan for operation without its computer based manufacturing control systems. However, there are scenarios for failure of suppliers or infrastructure for which no contingency exists.



Item 3.  Quantitative and Qualitative Disclosures of Risk

There has been no change to the disclosure made in the Company's Report on Form 10-K for the fiscal year ended March 31, 1999.


Part II  OTHER INFORMATION


Item 4.         Submission of Matters to a Vote of  Security Holders

                Not applicable


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27.1  Financial Data Schedule

(b) Reports on Form 8-K:

During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.





                              Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HMT Technology Corporation
                             (Registrant)


Date:   February 15, 2000               BY:  /s/  Peter S. Norris

                                                Peter S. Norris
                                                Vice  President and
                                                Chief Financial Officer


Date:   February 15, 2000               BY:  /s/  Ronald L. Schauer

                                                Ronald L. Schauer
                                                President and
                                                Chief Executive Officer










                              EXHIBIT INDEX



Exhibit No.

  27.1            Financial Data Schedule.




FINANCIAL DATA SCHEDULE

ARTICLE      5