Form 10-K405
period 2000-03-31
HMT TECHNOLOGY CORP
filed 2000-06-09
CIK 1005967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-27586

HMT TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3084354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1055 Page Avenue
Fremont, California    94538
(Address of Principal Executive Offices including Zip Code)

(510) 490-3100
(Registrant's Telephone Number, Including Area Code)

Web Page Address: WWW.HMTT.COM

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Stock, Par Value $0.001	Nasdaq National Market
5 3/4% Convertible Subordinated Notes, due 2004	Nasdaq Smallcap Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 1, 2000 the aggregate market value of common stock held by non-affiliates was approximately $75.8 million. For purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of June 1, 2000, 47,036,854 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the Nasdaq National Market (HMTT).

HMT TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended March 31, 2000

PART I

Item 1. Business

This Annual Report on Form 10-K report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may" , "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause HMT's or its industry's results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements not specifically described above also may be found in these and other sections of this report.

HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin-film disks for high-end, high-capacity and removable hard disk drives, which in turn are used in PCs, network servers and workstations. HMT was incorporated in Delaware in December 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin-film division of Xidex Corporation, which had been producing thin-film disks since calendar 1983. Since completing the acquisition, the Company has continued to supply thin-film disks to manufacturers of hard disk drives.

The disks currently being shipped by the Company are primarily for disk drives and removable cartridges with storage capacities ranging from 1.0 to 40.8 gigabytes (using one to four disks), and all have coercivity levels of 2100 Oersted or higher. Since March 1994, the Company has focused on addressing the needs of the high-end, high-capacity segment of the disk drive market as well as the removable and emerging low cost hard disk drive segments. HMT believes that its current operating results reflect its success in meeting these needs and that its future growth and success depend on its ability to continue to develop and market products that enable its customers to produce high-performance disk drives for high-end data storage applications. The Company provides a range of magnetic density points (coercivities), glide heights, disk thicknesses and disk sizes to match the design and performance requirements of each particular customer. The Company's principal customers currently include Maxtor Corporation ("Maxtor"), Western Digital Corporation ("Western Digital"), Iomega Corporation ("Iomega"), Samsung Electronic Company Limited ("Samsung") and Conner Corporation ("Conner").

In April 2000, the Company entered into a definitive merger agreement with Komag, Incorporated ("Komag"). Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of the Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and the Company's lenders. The merger is expected to close in the third quarter of calendar 2000.

Investors and security holders are advised to read the joint proxy statement/prospectus regarding the business transaction referenced in the foregoing information, when it becomes available, because it will contain important information. HMT and Komag expect to mail a joint proxy statement/prospectus about the transaction to their respective stockholders. Such joint proxy statement/prospectus will be filed with the Securities and Exchange Commission by both companies. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus (when available) and other documents filed by the companies at the Securities and Exchange Commission's web site at http://www.sec.gov. The joint proxy statement/prospectus and such other documents may also be obtained from HMT or Komag.

Industry Background

The Disk Drive Market

Market demand for disk drives has been growing steadily, stimulated by the demand for new computers, upgrades to existing computers and the growing use of sophisticated network servers. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. According to Trend Focus, worldwide shipments of PCs were 90 million units in calendar 1998 and 109 million units in calendar 1999, and are projected to reach approximately 216 million units in calendar 2003. In addition, the PC server market, driven by the trend toward networking applications and the expansion of the Internet, is expected to grow substantially through the calendar year 2003. Although unit shipments of PCs are expected to grow, the introduction of the sub-$1,000 PC has had far-reaching effect throughout the PC supplier base. As PC prices have fallen, the pressure on key component manufacturers, such as disk drive manufacturers, has intensified.

This pricing pressure was evident in calendar 1999; according to Trend Focus, worldwide shipments of hard disk drives grew 20% to 174 million units in calendar 1999 while revenues remained flat from 1998 at $25.9 billion. Analysts predict that drive unit shipments will continue to grow at a 16% annualized level through 2003 to 316 million units while average sales prices are expected to fall off at approximately 5.5% annually resulting in $32 billion in revenue by 2003. Although calendar quarter four showed a reduction in corporate PC sales, the continued growth in the sub $1,000 PC market and Y2K preparation resulted in increased drive and media sales for calendar 1999. However, the disks-per-drive ratio continued its decline from 1998 to 1999 falling from 2.15 to a 1.77 average for desktop PCs. This ratio is expected to continue its drop over the next three years to 1.4 in calendar 2000 and reach below 1.2 by calendar 2003.

According to Trend Focus, media unit shipments grew 6.1% to 432 million in calendar 1999, with an estimated market value of $3.4 billion, down 20% from 1998. Shipments from non-captive sources grew by approximately 4% while captive manufacturer shipments grew by 7.5% over calendar 1998 levels as captive manufacturers favored increasing their capacity utilization over making purchases from independent media suppliers. However, last years sale of Western Digital Corporations media operations to Komag, the recent announcement of Hyundai Electronics America's intended sale of MMC Technology, Inc. to Trace Corporation and Seagates announcement that it was closing media manufacturing facilities indicate that the vertical integration move may be slowing. The significant declines in the number of disks and revenues seen in 1998 abated in 1999 due to strong PC growth however Trend Focus projects that the total market for thin-film disks will decline in calendar 2000 and slowly begin to expand again in 2001 reaching 530 million units by calendar 2003, with an estimated market value of $3.6 billion.

The applications being developed for PCs require greater storage capacity and, as a result, have increased the demand for high-capacity disk drives. Users purchasing newer PCs for business and home are commonly attracted by the availability of greater processing power, larger databases, multimedia and other memory intensive applications and more sophisticated operating systems, such as Windows 98 or Windows NT. Increasing use of the Internet and on-line data, including image storage and retrieval, has been responsible for the stimulated demand for storage capacity. The disk drive industry has responded to this demand with significant technology and product advances. As a result, mean storage capacity per disk drive has increased from 690 megabytes (MB) in calendar 1995, to 4.3 gigabytes (GB) in calendar 1998, and accelerated to 10.2 GB in 1999. This increase in storage capacity per platter has enabled disk drive manufacturers to reduce the average number of disks per drive. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely slow the growth rate of disk shipments below the growth rate of disk drives during calendar 2000 and beyond. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to limit the market opportunities for independent disk suppliers such as HMT.

While storage capacity has grown, the cost per GB has fallen from $1,260 in calendar 1993, to $320 in calendar 1995 and to $6 in calendar 2000. Today's market continues to generate pressure for advances to facilitate these trends in computing, especially at the high-end. Thus, we believe that success in the disk drive market has depended, and for the foreseeable future will depend, on the ability of the disk drive manufacturer, together with its suppliers of critical components, such as thin-film disks, to keep pace with these advances.

Additionally, removable-media storage devices, including removable hard disk drives, have an established portion of the storage market. Removable hard disk drives utilize cartridges incorporating thin-film disks and combine the high-capacity and rapid access of hard disk drives with the benefits of removability. These devices can be used peripherally to increase the storage capacity for PCs.

Disk Drive Technology

Fiscal 2000 was a difficult year for the Company and the disk drive industry in general. During both fiscal 1999 and 2000, the areal density (measured in billions of bits per square inch of disk area: (Gbit/in2 ) of customer products increased at the unprecedented rate of greater than 100% per year. This has necessitated the development of new disk surface finishes, new magnetic alloy systems and new tribology at an extremely accelerated pace. In fiscal 2000, the majority of disk drives were manufactured with advanced giant magnetoresistive (GMR) components. A GMR disk is optimized for use with GMR heads that use separate read and write elements. The write element is made from conventional inductive materials, but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. GMR heads are more sensitive to magnetic fields enabling them to read more densely packed smaller-sized bits. The transition to GMR and magnetoresistive ("MR") disk drives has led to significant, unprecedented increases in areal density. HMT Technology Corporation completed its transition to GMR products by the second quarter of fiscal 2000, and GMR media currently accounts for 100% of our unit sales for fixed disk drive applications. We believe that GMR disks will continue to be the predominant media for disk drives in fiscal 2001.

Prior to fiscal 1997, market demand for advanced thin-film media typically exceeded supply. In mid-fiscal 1997, the rate of growth in demand for media slowed abruptly due in large measure to the significant increases in storage capacity per disk achieved through the use of GMR/MR technology. As a result, drive designs incorporated fewer disks and recording heads to achieve the disk drive capacities demanded by the market. In addition, based upon historical supply shortages and forecasts for continued strong demand growth rates, HMT and our competitors (both independent and captive suppliers) began adding significant media manufacturing capacity in fiscal 1996, which for the most part became operational in fiscal 1997. The increased supply of media generated by the expanded physical capacity, coupled with the tremendous improvement in disk storage capacity, allowed the overall supply of thin-film media to catch up to, and then exceed, market demand. Captive media suppliers (owned by vertically integrated disk drive customers) utilized their capacity at the expense of independent suppliers, such as HMT, during this period. As a result, in fiscal 1998, fiscal 1999 and fiscal 2000, the market for disks produced by independent suppliers decreased sharply and pricing pressures intensified. During fiscal 2000, we idled certain equipment and facilities to more closely align our production capacity to demand for our products.

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

Major improvements in disk drive performance have been based on technological advances in the principal components. In a typical disk drive today, the spindle/motor assembly rotates the disk at 5,400 to 10,000 revolutions per minute. The head reads and writes data onto the spinning disk while flying at a height of 0.8 to 1.2 microinches (0.020 to 0.030 micron) and at data transfer rates of 250 to 350 megabits per second. The combination of modern head and disk technologies enables this drive to store data on 17,000 to 22,000 circumferential tracks per radial inch on the disk, with 300,000 to 380,000 bits of data per inch along each track.

Thin-Film Disk Technology

A thin-film disk is composed of a substrate, generally aluminum, coated with thin-films capable of storing information in the form of magnetic patterns. The manufacturing of thin-film disks is a multi-step process using processes similar to those used for the production of silicon wafers for semiconductors. The manufacturing process involves the deposition of extremely thin, uniform layers of magnetic film onto a substrate using a sputtering process, by either a static or in-line system, similar to that used to coat silicon wafers. The basic process consists of many interrelated steps and requires an extremely clean environment. Minor deviations in the manufacturing process, minute impurities in materials used, particulate contamination or other problems can cause significant numbers of disks to be rejected, thereby causing significant yield loss.

The most significant technological challenges facing disk manufacturers today are associated with market demand for increased storage capacity and durability. An effective implementation of thin-film technology to meet these challenges must address various performance-related characteristics, including magnetics, glide height, durability and static friction (stiction).

- Magnetic Coercivity, a measure of the magnetic strength of the disk, is expressed in Oersted (Oe). The coercivity of the disk is determined by the types of disk substrate and thin-film materials used, substrate surface conditions before disk sputtering and the conditions that exist during the sputtering process, including temperature, vacuum and possible sources of disk contamination. As areal density increases, higher coercivity is needed to permit sharper transitions between magnetized regions. This allows each bit of data to be stored in a smaller area, and therefore more data can be stored in the same disk area. Advanced drive designs currently require coercivities in the range of 3200 to 3400 Oe, compared to a range of 950 to 1200 Oe nine years ago. We believe that most high-end disk drive manufacturers will require coercivities of 3200 Oe and above by the end of calendar 2000. HMT currently manufactures and sells disks in commercial quantities with coercivities ranging from 2100 to 3300 Oe, with over 80% of our revenues during the three months ended March 31, 2000 deriving from disks with coercivities of 2000 Oe and above. We are also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3600 Oe.

- Glide Height. The glide height of the disk is the measure of the height at which the head can fly over the disk without hitting anything and is a standard used in the specification of the disk. The actual flying height of the head in the disk drive is higher than the glide height to provide a margin for safety. Glide height depends on the smoothness and flatness of the disk surface. The lower the disk head flies above the disk surface, the more accurately the head can read the magnetic signal, allowing a smaller magnetized region to store each bit of data and thereby contributing to increases in areal density. While the current industry standard glide height for advanced applications is 0.7 microinch, we expect that glide heights will decrease to less than 0.6 microinches by the end of calendar 2000. HMT currently manufactures and sells disks in commercial quantities with glide heights of 1.2 microinches to 0.7 microinches.

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

Challenges Facing the Disk Drive Industry

Despite technological advances in components, including thin-film disks, and the prospects for continued data storage market growth, disk drive manufacturers face a demanding marketplace. A strong competitive position is best achieved through continual innovation. Improvements in product performance characteristics, designed to meet the growing demands for increased storage capacity, play an integral part in allowing the manufacturer to generate acceptable gross margins. However, in the highly competitive disk drive industry, other manufacturers have generally been able to develop comparable products within a relatively short time. The likelihood of rapidly decreasing profitability over the life cycle of any given product provides a strong incentive for manufacturers to innovate. This results in extremely short product cycles, currently estimated to be from nine to twelve months.

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

Disk drive manufacturers can produce higher capacity products by putting more disks in a drive or coupling a number of drives together in an array. These approaches are limited by form factor constraints and technical complexity. These are also relatively high-cost solutions since the drive manufacturer is adding more componentry. A more cost-effective solution is to develop a product that can store more data using the same number of components. Thus, disk drive manufacturers generally have relied on the development of new head technologies and of thin-film disks with improved areal density characteristics to support generational advances in storage capacity and performance.

HMT focuses on providing value-added technological solutions that meet the demands of the high-end, high-capacity disk drive market. We develop, manufacture and sell technologically advanced products designed to provide improved performance, principally through achieving higher coercivities and lower glide heights. HMT seeks to be a supplier to disk drive manufacturers with a proven record for technological leadership because these customers have the greatest ability to fully exploit the value of technologically superior disks. By working with such high-end customers and their head vendors, HMT can influence leading edge disk drive designs and earn a strong position as a supplier of disks for these products.

The key elements of HMT's strategy are as follows:

  Establish and Maintain Leadership in High-End Product Technology. We focus our development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, HMT is continually engaged in efforts to enhance its proprietary technologies and processes. Two current examples of proprietary technologies include an advanced single step, ultra super polish process for disk substrates and an advanced Ion Beam based carbon overcoat deposition process for ultra thin protective media coating.

  Develop Collaborative Relationships with Leading Head and Disk Drive Manufacturers. We work closely with head manufacturers developing new technologies, including Giant MR, Proximity MR and "Pad Slider" head compatible disk. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into leading edge disk drives. HMT also seeks to establish strong relationships with its customers, enabling the Company to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with its customers and their other suppliers during the design phase of the new disk drives facilitates integration of our products into new disk drives, improves our ability to reach cost effective high volume manufacturing rapidly, and enhances the likelihood that we will become a primary supplier of thin-film disks for high performance disk drive products.

  Develop Advanced Manufacturing Processes to Support Volume Production. HMT develops advanced manufacturing processes directly on state-of-the-art production equipment. Developing manufacturing processes for new products directly on active production lines during the research and development phase increases the likelihood that we can quickly and efficiently transition to high volume commercial production of new products. The ability to implement new processes quickly also helps us meet our customers' increasingly rapid time-to-market demands and advances our goal of having our products designed into its customers' disk drives.

  Maintain Strict Quality Control of Manufacturing Process. HMT believes that its close attention to quality control results in a consistent product and high production yields and is key to its success. Attention to quality has the dual benefit of producing high-performance disks and lowering our cost of production. In addition, product quality is an essential factor in the supplier certification process of disk drive manufacturers.

  Scale Manufacturing Capacity to Meet Demand. In fiscal 1997, we completed construction of a new 124,000 square foot production facility at its Fremont, California site. We brought four production scale sputtering lines into service during fiscal 1997, six in fiscal 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, we completed the first phase of expansion of our facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, we completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, we idled seven sputtering lines and associated equipment and facilities in connection with our restructuring plan.

Products

We provide a range of magnetic density points (coercivities), glide heights and disk thicknesses. HMT currently manufactures and sells disks in commercial quantities with substantially all having coercivities levels of 2100 Oe or higher and glide heights of 1.2 microinches or less. At March 31, 2000, 80% of revenue was generated from disks with coercivities of 3000 Oe and above. We are also currently producing small quantities of disks for use in customer development programs with coercivities of up to 3600 Oe.

Our product mix continually shifts as technological advances are implemented in anticipation of demand for disks with improved performance characteristics, and we transition production from less technologically sophisticated disks still in active use. For example, during the three months ended December 31, 1996, 2000 Oe and below products comprised 80% of total units shipped, as compared with the three months ended March 31, 2000, where 2100 Oe and above products comprised 100% of total units shipped.

Our disks are currently used by five disk drive manufacturers in more than 16 different 3 1/2-inch disk drive products. Currently, these disks are used in fixed disk drives that have capacities ranging from 7.16 GB to 40.8 GB with storage capacity per disk ranging from 5.0 GB to 7.25 GB and removable disk drives that have capacities of 1.0 GB with storage capacity per disk of approximately 500 MB to 1.0 GB. HMT has the technological capability to produce disks to fit standard form factors of 5 1/4-inches and below, although we currently produce only 3 1/2-inch disks.

Manufacturing and Quality

HMT believes that our internally developed proprietary and patented manufacturing processes and state-of-the-art equipment, to which we have made proprietary modifications, combined with its extensive expertise, currently provide HMT with a technological advantage over competing independent thin-film disk manufacturers. HMT's expertise, processes and equipment also allow us to develop new proprietary processes in response to customers' requirements for improved product performance and to integrate new technologies into the manufacturing process rapidly. Our production lines are scaleable and have been designed to be installed, modified or expanded in a cost effective manner. The use of a modular strategy facilitates incremental capacity increases, efficient adaptation of manufacturing equipment for new product processes and achievement of high volume manufacturing capacity for new products on a timely basis.

Manufacturing Process

Our manufacturing process is briefly summarized as follows:

Machine, Chamfer, Bake, Grind and Wash. The initial input to the production of a thin-film disk is an aluminum blank that can be procured from a number of sources. To create specialized aluminum alloy substrates, HMT machines the inner edges of the blank to specified diameters, chamfers the inner and outer edges of the blank and bakes the chamfered blank to relieve stress induced by the machine and chamfer processes. HMT then grinds the blank to achieve required gauge thickness and flatness, remove surface defects and improve surface finish. HMT then washes the blank to remove particles. HMT currently produces these substrates through in-house manufacturing, and may from time to time purchase a portion of its requirements from independent vendors.

Plate, Polish, Texture and Wash. Aluminum substrates are plated with electroless Nickel-Phosphorous alloy, a non-magnetic layer critical to corrosion resistance that strengthens the disk and improves durability. HMT currently performs most of its nickel plating in-house. Disks are then polished to produce a mirror smooth surface. Polishing enhances the nickel surface, reducing its roughness, while maintaining the overall flatness of the disk. HMT's texturizing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction characteristics. HMT currently utilizes different texture processes, including laser texturing, to address different customer requirements. The wash process is developed to present a clean disk surface to the sputter process. Subsequent processes occur in class ten clean rooms only.

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

Quality Assurance

HMT has a dedicated quality assurance group. We believe that our quality assurance program allows us to realize superior product yields and consistently produce a quality product. Because a high quality product is critical to achieving strong operating results and high customer satisfaction, HMT's emphasis on this area will remain a top priority. The organization consists of four separate groups:

Application Engineering. Our Application Engineering group is responsible for reviewing customer requirements and specifications by conducting specification reviews and soliciting customer and internal manufacturing feedback. Other functions include correlating and evaluating the results of HMT and customer testing, generating standards and performing source audits.

Supplier Quality Engineering. Because quality assurance is a critical aspect of our strategy, the emphasis on quality must extend to the supplier level. Our Supplier Quality Engineering group is responsible for ensuring incoming product quality through auditing suppliers, reviewing process data, establishing internal specifications and creating quality procedures and practices. The group also establishes material specifications, supplier benchmarking and standards for qualification of the supplier base.

Process Quality. Our Process Quality group is responsible for performing ongoing reliability testing, process improvement testing and new product development testing. Specific functions involve statistical process control analysis, gauge repeatability and reproducibility studies, equipment calibration, process qualification improvements and in-process quality audits.

Customer Support. Our Customer Support group acts as liaison between the customer and our manufacturing organization. All customer concerns and issues are handled through the group. Other responsibilities include corrective action requests, non-conforming material reviews, return material authorizations and document control.

Manufacturing Facilities and Capacity

Our manufacturing facilities, distribution center and administrative offices are located in Fremont, California. Our Fremont facility received ISO 9001 certification in May 1996. We currently operate 19 production scale sputtering lines for production and development of products. A typical sputtering line consists of one sputtering machine and associated equipment, such as texturizers, lubricators, glide testers and certifiers. Our facilities currently operate seven days a week, 24 hours per day.

In fiscal 1997, we completed construction of a new 124,000 square foot production facility at our Fremont, California site. We brought four production scale sputtering lines into service during fiscal 1997, six in 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, we also completed the first phase of expansion of our facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, we completed the second phase of expansion of the Eugene facility, adding more polishing capacity. Also, during the third quarter of fiscal 1999, we idled seven sputtering lines and associated equipment and facilities in connection with our restructuring plan.

Technology

We believe that there are a number of factors that are key to establishing and maintaining an advanced technology position. We are optimizing precious metal alloys, based on a cobalt chromium platinum boron alloy, for future products with coercivities that can support foreseeable demand for increased storage capacity. We also have extensive expertise in the deposition of these and other alloys onto disks. We use state-of-the-art static sputtering machines in the development and production of disks. Static machines differ from in-line, pallet machines used by some other disk manufacturers in a number of important respects. Static sputtering machines process one stationary disk at a time, allowing for greater control of alloy deposition and minimizing spatial and temperature variation; use isolated process chambers, permitting the manufacturer to control and optimize each process step separately; and do not require a pallet, reducing the risk of contamination of the disk surface during processing. We have further enhanced the performance of sputtering equipment supplied by vendors through internally developed, proprietary and patented modifications.

We believe our unique tribology approach, which minimizes detrimental interaction between the head and disk, is another area of strength. The method involves balancing the inter-relationship between texturizing, carbon overcoating and lubrication. Our texturing process, a highly automated patented process, produces a controlled roughness on the disk's surface to improve its stiction and defect characteristics. HMT currently utilizes different texture processes, including laser texturing to address different customer requirements. This process provides increased protection where the head most often comes into contact with the disk, while also minimizing the distance between the head and the disk magnetics in other regions of the disk where data is stored and read. A nitrogen-containing carbon overcoat offers superior wear resistance. Application of our in-house blended lubricant results in disks that can withstand an extreme range of temperature and humidity conditions. These additional layers must be thick enough to achieve the desired protection of the disk and thin enough to minimize the distance between the head and the magnetic layer of the disk. We believe that our application of these technologies, with particular attention to the inter-relationship between the technologies and their combined effect on disk performance, have enabled us to develop competitive high-capacity disks.

We also devote considerable resources to developing disks for drives utilizing new head technology. Head technology, traditionally based on flying inductive heads that combine the read and write function within one head, has gone through significant evolution. Important technologies, such as GMR heads, have emerged. GMR head technology separates the read and write function to different elements of the head. By physically disconnecting the writing and readback processes each can be individually tuned for optimized performance. The GMR head, which has even higher sensitivity than MR heads, thereby producing more output, is the head of the future. In order to take advantage of the technological potential of these new head technologies and enable us to play a role in setting design specifications for the disk drive product, HMT works directly with head manufacturers to develop compatible disks. We have demonstrated the ability to produce disks for the new head formats through the use of new alloy systems, modified equipment and optimized processes.

We believe that our materials science expertise and ongoing commitment to developing new technologies is critical to remaining competitive and achieving desired operating results. We expect our research and development efforts to remain focused on alloy and process development, substrate finish and texture, overcoat development, and compatibility with advanced recording concepts. As we have done in the past, we intend to conduct many of our development programs directly on production lines, facilitating transition to high volume commercial production and minimizing development expense. During the fiscal years 1997, 1998, 1999 and 2000, we incurred $5.8 million, $8.8 million, $9.7 million and $9.1 million, respectively, of research and development expenses. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products.

Customers, Sales and Support

We sell our products directly to independent OEM disk drive manufacturers for incorporation primarily into hard disk drives which are marketed under the manufacturers' own labels. The following table sets forth the percentage of net sales attributable to sales to our principal customers in fiscal 2000, fiscal 1999 and fiscal 1998:

                                     Fiscal     Fiscal     Fiscal
                                      2000       1999       1998
                                    ---------  ---------  ---------
      Maxtor.......................     60.5%      36.0%      23.4%
      Samsung......................      7.5%      17.8%      16.0%
      Iomega.......................     14.6%      15.2%      28.9%
      Western Digital..............     13.3%      24.1%      19.0%

Iomega utilizes the disks in its removable media hard disk drives. Our other customers during fiscal 1999 included SyQuest Technologies, Incorporated (Syquest). During the third quarter of fiscal 1999, SyQuest filed for protection under Chapter 11 of the Bankruptcy Code. The Company's other customers during fiscal 1998 included Micropolis Corporation (Micropolis) and Quantum Corporation ("Quantum"). During the third quarter of fiscal 1998, Micropolis filed for protection under Chapter 11 of the Bankruptcy Code. Due to cessation of its high-end manufacturing operations, Quantum's high-end products are now being manufactured by Matsushita Kotobuki Electronics Industries ("MKE"), and we shipped products to MKE during fiscal 1998. Due to the rapid and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter.

We have generally sold our products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, we entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June 2001. This agreement is subject to a number of conditions and qualifications and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

We believe that close technical collaboration with our customers and their other suppliers during the design phase of new disk drives facilitates integration of our products into new disk drives, improves our ability to rapidly reach cost effective high volume manufacturing and enhances the likelihood that we will become a primary supplier of thin-film disks for new disk drive products. However, the design-in process is ongoing and recurs frequently, and we must compete for participation in each new product program, even those of existing customers.

Our customer sales and service efforts are an integral part of maintaining strong customer relations. The sales and service organization processes requests from customers concerning product needs and acts to mobilize our resources to fulfill customer requests.

Although HMT has broadened its customer base, there are a relatively small number of disk drive manufacturers, and we expect that our dependence on a few customers will continue in the future. Additionally, there is the possibility that one or more of our customers could develop or expand their ability to produce thin-film disks internally and, as a result, could reduce the level of purchases or cease purchasing from us or could sell thin-film disks in competition with us. For example, MMC Technology, Incorporated (MMC Technology), a division of Hyundai Electronics America, and an affiliate of Maxtor, began internal media production of thin-film disks during fiscal 1998. There has also been a trend toward consolidation in the disk drive industry that we expect to continue. For example, during fiscal 1998, StorMedia, one of our competitors, acquired another of our competitors; Akashic Memories Corporation ("Akashic"), a subsidiary of Kubota, Inc.. Then, during fiscal 1999, Stormedia filed for protection under Chapter 11 of The Bankruptcy Code. Also during fiscal 1999 one of our customers, Western Digital, announced it had sold all of its media manufacturing operations to Komag Incorporated. Western Digital also signed a long term volume purchase agreement with Komag in connection with the sale of its media manufacturing operations. Recently Hyundai Electronics America's announced the intended sale of MMC Technology to Trace Corporation. In April 2000, we entered into a definitive merger agreement with Komag, Incorporated. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of Komag's common stock. This agreement is publicly available and we urge you to read it for further information. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and both companies' lenders. The merger is expected to close in the third quarter of calendar 2000. If any of our customers or competitors were to further combine and rationalize suppliers and competitive product lines, our business, results of operations and financial condition could be materially adversely affected.

Backlog

Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. Customers typically provide us with forecasts of expected requirements for the next three to six months and submit purchase orders 60 to 90 days in advance of shipment dates. Because these purchase orders may be modified or rescheduled by customers on short notice and without penalty, we do not believe that our backlog as of any particular date should be considered indicative of sales for any future period.

Competition

Competitors in the thin-film disk industry fall into three groups: U.S. non-captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically each of these groups has supplied approximately one-third of the worldwide thin-film disk unit output. Our primary U.S. non-captive competitor is Komag, Incorporated. Asian-based competitors include Fuji Electric Company Limited, Mitsubishi Kasei Corporation, Trace Corporation, Showa Denko K.K. and Hoya Corporation. As previously noted, on April 26 we signed an agreement to merge with Komag. The merger is expected to close in the third quarter of calendar 2000. Certain of these companies have significantly greater financial, technical and marketing resources than us. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate Technology, Inc. ("Seagate") and MMC Technology, an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as the Company. In the event of an oversupply of disks, these customers are likely to utilize their internal capacity prior to purchasing disks from independent manufacturers such as us. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin-film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with us. Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin-film disks for internal use, or that disk manufacturing capacity will not exceed demand. Any such changes could have a material adverse effect on our business, operating results and financial condition. Announcement or implementation of any of the following by our competitors could have a material adverse effect on our business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation.

The market for thin-film disk products is highly competitive, and we expect competition to increase in the future. We believe that the principal competitive factors affecting this market include performance, quality, delivery capability and price. We believe that our products compete favorably in the high-end segment of the market that we serve, especially with respect to performance and quality. The thin-film disk industry is characterized by short product life cycles, ranging from nine to 12 months. As a result, we must continually anticipate, and adapt our products to meet demand for increased storage capacity. There can be no assurance that in the future we will be able to manufacture products on a timely basis with the quality and features necessary in order to remain competitive. In addition, the development of technologically innovative products requires substantial investments in research and development. Specifically, the thin-film disk industry is characterized by intense price competition. We have experienced significant pricing pressures since fiscal 1998, and there can be no assurance that we will not face similar pressure in fiscal 2001. Price competition has had and may continue to have a material adverse effect on our business, operating results and financial condition.

Intellectual Property and Proprietary Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. There can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. We have 51 patents and six pending patent applications in the United States. In addition, we have nine foreign patents. Patents may not be issued with respect to our pending patent applications, and our issued patents may not be sufficiently broad to protect our technology. No assurance can be given that any patent issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to our products. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

We may from time to time be notified by third parties that we may be infringing patents owned by such third parties. If necessary, we may have to seek a license under such patents or modify our products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that we could so avoid infringement of such patents, in which case our business, operating results and financial condition could be materially adversely affected.

Litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or claims for indemnification resulting from infringement claims by third parties. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. See "Risk Factors - Intellectual Property and Proprietary Rights."

Sources of Supply

We rely on a limited number of suppliers for many materials used in our manufacturing processes, including substrates, plating chemicals, abrasive tapes and slurries, certifier heads, sputter targets and certain other materials. In general, we seek to have two or three suppliers for our requirements; however, there can be no assurance that we can secure more than one source for all of our materials requirements in the future or that our suppliers will be able to meet our requirements on a timely basis or on acceptable terms. Shortages have occurred in the past, and there can be no assurance that shortages will not occur in the future, or that materials will not be available only with longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, may require that the product be requalified with each customer. Requalification could prevent an early design, or could prevent or delay continued participation in disk drive programs for which our products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede our ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect our business, operating results and financial condition. While we have implemented procedures to monitor the quality of the materials received from our suppliers, there can be no assurance that the materials will meet the Company's specifications and will not adversely impact manufacturing yields or cause other production problems. In addition, there are only a limited number of providers for thin-film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt our production volume and could have a material adverse effect on our business, operating results and financial condition.

Environmental Regulation

Our operations and manufacturing processes are subject to certain environmental laws and regulations, which govern our use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the pre- treatment and discharge of process waste waters and the emission of air pollutants. We have from time to time been notified of minor violations of environmental laws and regulations. These violations have been corrected in all material respects without undue expense.. Environmental laws and regulations, however, may become more stringent over time, and there can be no assurance that our failure to comply with either present or future laws or regulations, which may become more stringent, would not subject us to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.

Employees

As of March 31, 2000, we had 1,445 full-time employees, with 1,249 in manufacturing, 71 in research and development, 84 in quality assurance and 41 in administration and marketing. We believe we generally have good relations with our employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that attracting and motivating skilled technical personnel is vital to our success. Although competition for such personnel is intense, we believe that we have not historically experienced difficulties in attracting personnel that are significantly different from those experienced by our competitors.

Recapitalization Transaction

On November 30, 1995, we effected a leveraged recapitalization. The leveraged recapitalization and related transactions consisted of: (i) our repurchase by from Hitachi Metals of shares of Common Stock representing all the outstanding capital stock of HMT for an aggregate purchase price of $52.1 million in cash; (ii) the recapitalization of HMT through the issuance of 21,968,057 shares of common stock for an aggregate purchase price of approximately $0.7 million, 5,900,000 shares of Series A preferred stock for an aggregate purchase price of approximately $59.0 million, $47.0 million of subordinated promissory notes and $60.0 million in senior debt with associated warrants to purchase 701,344 shares of common stock at an exercise price of $0.0003 per share and (iii) the grant of options to purchase 11,451,865 shares of common stock under the 1995 Management Stock Option Plan and 1995 Stock Option Plan. The purchasers of HMT securities in the leveraged recapitalization included certain investment funds affiliated with Summit Partners, L.P. and certain other investment funds, our management and employees and Hitachi Metals. The terms of the leveraged recapitalization were determined through negotiations between Hitachi Metals and Summit Partners, who, prior to the leveraged recapitalization, did not have any affiliation with HMT. Pursuant to these negotiations, the shares of common stock were valued at $0.03 per share, the shares of Series A preferred stock were valued at $10.00 per share, and the subordinated notes were valued at face value. The values of these securities were confirmed by a third party appraisal.

The leveraged recapitalization has been accounted for as a recapitalization, and accordingly, no change in the accounting basis of our assets has been made.

As of November 30, 1995 (immediately prior to the leveraged recapitalization), we had $98.5 million in assets and $122.7 million in liabilities. Immediately following the leveraged recapitalization, we had $110.9 million in assets, $132.1 million in liabilities (including a $60.0 million senior bank term loan and $47.0 million of subordinated notes) and $59.0 million of Series A preferred stock.

In April 2000, HMT entered into a definitive merger agreement with Komag, Incorporated. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and lenders. The merger is expected to close in the third quarter of calendar 2000.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating HMT and our business. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

Fluctuations in Operating Results

Our operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, our operating results in any quarter may not be indicative of our future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by us or our competitors; timing of product announcements and product transitions by us, our customers or our competitors; order cancellations, modifications and quantity adjustments and shipment reschedulings; changes in product mix; manufacturing yields; the level of utilization of our production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of, or limitations on, the availability of materials. The impact of these and other factors on our revenues and operating results in any future period cannot be forecasted with certainty. Our expense levels are based, in part, on our expectations as to future revenues. Because our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, our backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause our net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of our expenses varies with our revenues.

We derive substantially all of our net sales from the sale of thin-film disks to a small number of customers. We typically supply disks in volume for a limited number of disk drive products at any one time (14 as of March 31, 2000), and these products have an extremely short life cycle. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. Generally, new products have higher average selling prices than more mature products. Therefore, our ability to introduce new products in a timely fashion is an important factor in its continued success. Moreover, manufacturing yields and production capacity utilization impact our operating results. New products often have lower manufacturing yields and are produced in lower quantities than more mature products. If production for a disproportionate number of new products is commenced in a given quarter or if manufacturing yields for such products do not improve in a timely manner, our operating results for such quarter could be adversely affected. For example, during the quarter ended March 31, 1997, our operating results were adversely affected due partly to lower yields associated with initial production of a significant number of new products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. The ability to adjust manufacturing procedures to reduce costs and improve manufacturing yields and productivity during a product's life is limited, and many adjustments can only be implemented in connection with new product introductions or upgrades. Small variations in manufacturing yields and productivity can have a significant impact on operating results. Furthermore, because the thin-film disk industry is capital intensive and requires a high level of fixed costs, operating results are also extremely sensitive to changes in volume. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling without significant penalties. The impact of any of the foregoing factors could have a material adverse effect on our business, operating results and financial condition.

Dependence on a Limited Number of Customers; Lengthy Sales Cycle

During fiscal 2000, we shipped most of our thin-film disks to four customers: Iomega, Maxtor, Western Digital, and Samsung. Aggregate shipments to Iomega, Maxtor, Western Digital and Samsung represented 14.6%, 59.8%, 12.6% and 8.3%, respectively, of net sales in fiscal 2000. There are a relatively small number of disk drive manufacturers, and we expect that our dependence on a few customers will continue in the future. Loss of, or a reduction in, orders from one or more of our customers could result in a substantial reduction in net sales and operating results. During fiscal 1997, one of our customers, Micropolis, filed for protection under Chapter 11 of The Bankruptcy Code. During fiscal 1998, SyQuest, another of our customers, filed for protection under Chapter 11 of The Bankruptcy Code. Because many of our expense levels are based, in part, on our expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Our success will therefore depend on the success of our key customers. One or more of our customers could develop or expand their ability to produce thin-film disks internally and, as a result, could reduce the level of purchases or cease purchasing from us or could sell thin-film disks in competition with us. For example, MMC Technology, an affiliate of Maxtor, manufactures thin-film disks for Maxtor's use. Also during 1999 one of our customers, Western Digital, announced it had sold all of its media manufacturing operations to our largest U.S. competitor, Komag. Western Digital also signed a long-term volume purchase agreement with Komag in connection with the sale of its media manufacturing operations. During calendar 2000, Trace Corporation announced a pending purchase of MMC Technology and Komag and HMT announced a pending merger. There has also been a trend toward consolidation in the disk drive industry, which we expect to continue. For example, in February 1996, two leading disk drive manufacturers, Seagate and Conner Peripherals, Inc., combined to form the world's largest disk drive manufacturing company. In addition, during fiscal 1996, Hewlett-Packard Co. exited the disk drive business. If any of the Company's customers or competitors were to further combine and reduce suppliers and competitive product lines, our business, operating results and financial condition could be materially adversely affected.

We have generally sold our products to customers pursuant to purchase orders and similar short-term arrangements. In June 1996, we entered into a long-term supply agreement with Maxtor covering the supply of disks to Maxtor through June 2001. This agreement is subject to a number of conditions and qualifications, and there can be no assurance that Maxtor will in fact remain a significant customer during the term of the agreement.

Qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to 12 months, during which we may expend substantial financial resources and management time and effort with no assurance that a sale will result.

Dependence on Intensely Competitive and Cyclical Hard Disk Drive Industry

Our operating results are dependent on current and anticipated demand for high-end, high-capacity hard disk drives, which in turn depend on the demand for high-end PCs, network servers and workstations. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin-film disks, as well as pricing pressures. The effect of these cycles on suppliers, including thin-film disk manufacturers, has been magnified by hard disk drive manufacturers' practice of ordering components, including thin-film disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. During fiscal 1999, the disk drive industry experienced a significant decline in demand. There can be no assurance that current levels of demand will not decline, or that future demand will be sufficient to support existing and future capacity. A decline in demand for hard disk drives would have a material adverse effect on our business, operating results and financial condition. Additionally, the hard disk drive industry is intensely competitive, and, in the past, some disk drive manufacturers have experienced substantial financial difficulties. For example, during 1997, one of the Company's customers, Micropolis, filed for protection under Chapter 11 of the Bankruptcy Code. Then, during fiscal 1998, SyQuest, another of the Company's customers, filed for protection under Chapter 11 of the Bankruptcy Code. There can be no assurance that we will not face greater difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on our business, operating results and financial condition.

Expansion of Capacity

While the industry is currently suffering from excess capacity, a rebound in demand could require us to resume our capacity expansion. During fiscal 1998 and 1997 we were operating at close to full capacity. In fiscal 1997, we completed construction of a new 124,000 square foot production facility at our Fremont, California site. We brought four production scale sputtering lines into service during fiscal 1997, six in 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, we completed the first phase of expansion of our facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, we completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, we idled seven sputtering lines and associated equipment and facilities in connection with our restructuring plan.

We currently expect to spend approximately $10 million over the next 12 months for maintenance and upgrades to production equipment, a substantial majority of which will be spent on our Fremont, California facility.

Intense Competition

The market for our products is highly competitive, and we expect competition to continue in the future. There can be no assurance that in the future we will be able to develop and manufacture products on a timely basis with the quality and features necessary in order to remain competitive. Competitors in the thin-film disk industry fall into three groups: U.S. non- captive manufacturers, Asian-based manufacturers and U.S. captive manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin-film disk unit output. Our primary U.S. non-captive competitor is Komag. Asian-based competitors include Fuji, Mitsubishi, Trace Corporation, Showa Denko and Hoya. In addition, U.S. captive manufacturers, which include certain computer manufacturers, as well as disk drive manufacturers such as Seagate and MMC Technology, an affiliate of Maxtor, manufacture disks for their internal use as part of their vertical integration programs. During periods of industry excess capacity, such as was experienced during fiscal 1999 and 2000, these customers favor their internal capacity over purchasing disks from independent suppliers such as us. Moreover, while captive manufacturers have, to date, sold only nominal quantities of thin-film disks in the open market, there can be no assurance that such companies will not in the future do so in direct competition with us. These companies could increase their internal production and reduce or cease purchasing from independent disk suppliers such as us. Also, consolidation of customers and competitors could reduce demand for our products. For example, during fiscal 1999, Komag purchased Western Digital's U.S. media manufacturing operations and Western Digital signed a long-term volume purchase agreement in connection with the sale. During calendar 2000, Trace Corporation announced a pending purchase of MMC Technology and Komag and HMT Technology Corporation announced a pending merger.

Furthermore, there can be no assurance that other current and potential customers will not acquire or develop capacity to produce thin-film disks for internal use. Any such changes could have a material adverse effect on our business, operating results and financial condition. Announcement or implementation of any of the following by our competitors could have a material adverse effect on our business, operating results and financial condition: changes in pricing, product introductions, increases in production capacity, changes in product mix and technological innovation. Specifically, the thin-film disk industry is characterized by intense price competition. We experienced significant pricing pressure during fiscal 1998, 1999 and 2000, and there can be no assurance that we will not experience increased price competition in the future. Pricing pressure has included, and may in the future include, demands for discounts, long-term supply commitments, just-in-time inventory warehouses and extended payment terms. Any increase in price competition could have a material adverse effect on our business, operating results and financial condition.

During fiscal 1999 and 2000, many of our competitors and customers had excess disk manufacturing capacity, resulting in industry capacity in excess of levels of demand. As a result, we and many of our customers and competitors have experienced poor operating results. During fiscal 1999 and 2000, we recorded a net loss of $21.0 million and $51.6 million respectively, primarily a result of declining demand and increased competition.

These increased levels of competition, could have further material adverse effects on our business, operating results and financial condition.

Rapid Technological Change

Rapid technological development and short product life cycles have characterized the thin-film disk industry. Product life cycles typically range from nine to 12 months. As a result, we must continually anticipate, and adapt our products to meet, demand for increased storage capacity. Although we are continually developing new products and production techniques, there can be no assurance that we will be able to anticipate technological advances in disk drives and develop products incorporating such advances in a timely manner or to compete effectively against our competitors' new products. In addition, there can be no assurance that customers will certify our products for inclusion in new disk drive products. We anticipate continued changes in the requirements of the disk drive industry and thin-film disk manufacturing technologies, and there can be no assurance that the future technological innovations will not reduce demand for thin-film disks. Our business, operating results and financial condition will be materially adversely affected if our efforts are not successful, if the technologies that we have chosen not to develop prove to be competitive alternatives or if any trend develops toward technology that would replace thin-film disks as a storage medium.

Dependence on Suppliers

We rely on a limited number of suppliers for many materials used in its manufacturing processes, including aluminum blanks, substrates, sputter targets, plating chemicals, abrasive tapes and slurries, certifier heads and certain other materials. In general, we seek to have two or three suppliers for its requirements; however, there can be no assurance that we can secure more than one source for all of our materials requirements in the future or that our suppliers will be able to meet our requirements on a timely basis or on acceptable terms. Shortages have occurred in the past and there can be no assurance that shortages will not occur in the future, or that materials will be available without longer lead times. Moreover, changing suppliers for certain materials, such as lube or buffing tape, may require that the product be requalified with each customer. Requalification could prevent an early design-in, or could prevent or delay continued participation in disk drive programs for which our products have been qualified. In addition, long lead times are required to obtain many materials. Regardless of whether these materials are available from established or new sources of supply, these lead times could impede our ability to quickly respond to changes in demand and product requirements. Furthermore, a significant increase in the price of one or more of these materials could adversely affect our business, operating results and financial condition. In addition, there are only a limited number of providers for thin- film disk manufacturing equipment, such as sputtering machines, glide testers and certifiers, and ordering additional equipment for replacement or expansion requires long lead times, limiting the rate and flexibility of capacity expansion. Any limitations on, or delays in, the supply of materials or equipment could disrupt our production volume and could have a material adverse effect on our business, operating results and financial condition.

Process Quality Control Risks

The manufacture of our high-performance thin-film disks requires a tightly controlled multi-stage process and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operation depends in part on our ability to maintain process control and minimize such impurities in order to maximize our yield of acceptable high-quality disks. Minor variations from our specifications could have a disproportionately adverse impact on manufacturing yields. For example, in the quarter ended March 31, 1995, our operating results were materially adversely affected by chlorine contamination of our thin-film disk products that we believe resulted from chlorine contamination of disk carriers provided by one of our suppliers. While we have implemented procedures to monitor our manufacturing process and the quality of production materials, there can be no assurance that such procedures will be adequate.

Need for Additional Financing

The disk media business is capital intensive, and we believe that in order to remain competitive, we may require additional financing resources over the next several years for capital expenditures, working capital, and research and development. Among other things, our customers prefer suppliers that can meet a substantial portion of their volume requirements, so we will need to expand our manufacturing capacity to remain competitive. We currently expect to spend approximately $10 million on capital expenditures principally directed towards the maintenance and upgrade of production equipment over the next 12 months. We believe that existing cash balances, cash generated from operations, and funds available under our credit facility will provide adequate cash to fund our operations for at least the next 12 months. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. If we were to resume a facilities expansion, we could require additional capital. As of March 31, 2000, the Company had approximately $85.9 million in working capital, including approximately $55.3 million in cash and cash equivalents. In addition, the Company's operations generated cash flow of $4.6 million during the year ended March 31, 2000.

Intellectual Property and Proprietary Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently. We have 51 patents and nine pending patent applications in the United States. In addition, we have nine foreign patents. Patents may not be issued with respect to our pending patent applications, and our issued patents may not be sufficiently broad to protect our technology. No assurance can be given that any patent issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to our products. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

We are from time to time notified by third parties that we may be infringing patents owned by such third parties. If necessary, we may have to seek a license under such patents or modify our products and processes in order to avoid infringement of such patents. There can be no assurance that such a license would be available on acceptable terms, if at all, or that we could so avoid infringement of such patents, in which case our business, operating results and financial condition could be materially adversely affected.

Litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or claims for indemnification resulting from infringement claims by third parties. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

Dependence on Key Personnel

Our future operating results depend in significant part upon the continued contributions of our officers and personnel, many of whom would be difficult to replace. We do not have employment agreements with any employee. The loss of our officers or other key personnel, who are critical to our success, could have a material adverse effect on the business, operating results and financial condition. In addition, our future operating results depend in part upon our ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for our operations. Competition for such personnel is intense, especially since many of our competitors are located near our facilities in Fremont, California. Among the competitive factors in attracting personnel are compensation and benefits, equity incentives and geographic location. There can be no assurance that we will be successful in attracting or retaining such personnel. The loss of the services of existing personnel as well as the failure to recruit additional personnel could materially adversely effect our business, operating results and financial condition.

Dependence on Fremont Manufacturing Facilities; Environmental Issues

Our Fremont facilities, which currently account for all of our finished products, are located near major earthquake faults. Disruption of operations at any of our facilities for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, would cause delays in, or an interruption of, production and shipment of products, which could materially adversely affect our business, operating results and financial condition.

Our operations and manufacturing processes are subject to certain environmental laws and regulations, which govern the Company's use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the pre- treatment and discharge of process waste waters and its emission of air pollutants. We have from time to time been notified of minor violations of environmental laws and regulations. These violations have been corrected in all material respects without undue expense. Environmental laws and regulations, however, may become more stringent over time, and there can be no assurance that our failure to comply with either present or future laws or regulations, which may become more stringent, would not subject us to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.

Risks of International Sales

In fiscal 2000, 1999 and 1998, substantially all of our net sales consisted of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies, and we anticipate that the substantial majority of our products will be delivered to customers outside of the United States for the foreseeable future. Accordingly, our operating results are subject to the risks of doing business in foreign jurisdictions, including compliance with, or changes in, the law and regulatory requirements of foreign jurisdictions, local content rules, taxes, tariffs or other barriers, and transportation delays and other interruptions. Although presently all of our sales are made in U.S. dollars, there can be no assurance that future international sales will not be denominated in foreign currency.

Anti-Takeover Effects

Certain provisions of our Amended and Restated Certificate of Incorporation, and Bylaws and Delaware law, including the provisions of Section 203 of the Delaware General Corporation Law, which restrict the ability of a substantial stockholder to acquire us, may discourage certain transactions involving a change in control of HMT. In addition to the foregoing, the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of HMT.

Risks of Intended Merger with Komag

In April 2000, the Company entered into a definitive merger agreement with Komag, Incorporated ("Komag"). Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of the Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and the Company's lenders. The merger is expected to close in the third quarter of calendar 2000.

Investors and security holders are advised to read the joint proxy statement/prospectus regarding the business transaction referenced in the foregoing information, when it becomes available, because it will contain important information. HMT and Komag expect to mail a joint proxy statement/prospectus about the transaction to their respective stockholders. Such joint proxy statement/prospectus will be filed with the Securities and Exchange Commission by both companies. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus (when available) and other documents filed by the companies at the Securities and Exchange Commission's web site at http://www.sec.gov. The joint proxy statement/prospectus and such other documents may also be obtained from HMT or Komag.

There are certain risks and uncertainties relating to the proposed merger with Komag which will be described in the joint proxy statement/prospectus to be mailed to Komag and HMT's respective stockholders and will be filed with the Securities and Exchange Commission.

Volatility of Convertible Note and Common Stock Prices

The trading price of our common stock could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in operating results, announcements of technological innovations or new products by us, our customers or our competitors, developments in patents or other intellectual property rights, general conditions in the computer or disk drive industry, comments made by analysts, including charges in analysts estimates and general economic and market conditions. Additionally, the stock markets in general, and the market for technology stocks in particular, has experienced extreme price volatility in recent years. This volatility has often had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. Broad market fluctuations could have a significant impact on the market price of the common stock.

Various factors such as changes in prevailing interest rates or changes in perceptions of our creditworthiness could cause the market price of our 5 3/4% convertible subordinated notes due calendar 2004 to fluctuate significantly. The trading price of the convertible notes could also be significantly affected by the market price of the common stock, which could be subject to wide fluctuations in response to a variety of factors as discussed above.

Item 2. Properties

We own one 57,776 square foot building, used for manufacturing and administration, on approximately 4.3 acres of land in Fremont, California and another 124,000 square foot manufacturing and administrative facility on an adjacent five acre parcel. We lease an adjacent 50,400 square foot building used primarily for manufacturing under a lease that expires in December 2003 with three five-year extension options. We also lease a nearby 60,312 square foot building used for administration, engineering and distribution, under a lease that expires in May 2004.

We also own a 106,458 square foot building, used for manufacturing and administration, on approximately 4.6 acres in Eugene, Oregon. We lease a nearby 23,970 square foot building used for engineering and distribution, under a lease that expires in December, 2002, with two five-year extension options.

Our Fremont facilities, which currently account for all of our finished disk production, are located near major earthquake faults. Disruption of operations for any reason, including power failures, work stoppages or natural disasters such as fire, floods or earthquakes, could materially adversely affect our business, operating results and financial condition.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The following table sets forth, for each quarter of fiscal year 1999 and 2000, the range of high and low closing sales prices, as reported on the Nasdaq National Market.

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
   First Quarter........................  14 5/8       8 13/16
   Second Quarter.......................  10 13/16     5 3/4
   Third Quarter........................  13 15/16    10 1/32
   Fourth Quarter.......................  15 9/16      3 1/2

Fiscal 2000
   First Quarter........................   4 13/16     2 1/2
   Second Quarter.......................   4 5/32      2 1/4
   Third Quarter........................   4 1/8       3 1/16
   Fourth Quarter.......................   4 11/16     2 5/8

As of June 1, 2000, there were approximately 245 holders of record of our common stock. On June 1, 2000, the last sale price reported on the Nasdaq National Market for our common stock was $1.75 per share.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings for use in our business, and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, the terms of our revolving credit facility prohibit the payment of dividends without the banks' prior approval. See Notes 5 and 8 of Notes to Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

(In thousands, except per share data)

                                                         Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                  2000     1999       1998       1997       1996
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $192,762   $239,531   $356,194   $263,209   $194,401
Cost of sales...............................   236,788    221,495    225,599    156,277    119,803
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................   (44,026)    18,036    130,595    106,932     74,598
                                              ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..................     9,094      9,728      8,825      5,812      3,803
  Selling, general and administrative.......     9,771     11,655     13,679     11,803      7,774
  Recapitalization expenses.................        --         --         --         --      4,347
  Restructuring expenses....................        --     15,662         --         --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........    18,865     37,045     22,504     17,615     15,924
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................   (62,891)   (19,009)   108,091     89,317     58,674
Interest expense, net.......................    10,893     10,994      8,194      3,329      8,578
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................   (73,784)   (30,003)    99,897     85,988     50,096
Income tax provision (benefit)..............   (22,135)    (9,001)    29,969     25,400      2,590
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary
  debt extinguishment costs.................   (51,649)   (21,002)    69,928     60,588     47,506
Extraordinary debt extinguishment costs,
  net of income taxes.......................        --         --         --         --      1,127
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................   (51,649)   (21,002)    69,928     60,588     46,379
Accretion reversal (accretion) for
  dividends on Mandatorily Redeemable
  Series A Preferred Stock..................        --         --         --      1,157     (1,157)
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) available for common
  stockholders..............................  ($51,649)  ($21,002)   $69,928    $61,745    $45,222
                                              =========  =========  =========  =========  =========
Net income (loss) available for common
  stockholders per share(1)
  Basic.....................................    ($1.14)    ($0.48)     $1.66      $1.52      $1.28
                                              =========  =========  =========  =========  =========
  Diluted...................................    ($1.14)    ($0.48)     $1.40      $1.35      $1.28
                                              =========  =========  =========  =========  =========
Shares used in computing per share
  amounts(1)
  Basic.....................................    45,411     43,720     42,196     40,493     35,224
  Diluted...................................    45,411     43,720     54,542     46,019     35,224

                                                                      March 31,
                                              -----------------------------------------------------
                                                  2000     1999       1998       1997       1996
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)...................   $75,872    $85,170    $88,699    $71,827    $45,899
Total assets................................   377,062    442,540    478,223    373,389    165,786
Subordinated promissory notes payable to
  stockholders..............................        --         --         --         --     47,000
Mandatorily Redeemable Series A Preferred
  Stock.....................................        --         --         --         --     60,157
5 3/4% Convertible Subordinated Notes.......   230,000    230,000    230,000    230,000         --
Total stockholders' equity..................   117,571    165,948    182,452     95,442     19,524

_________________________

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share amounts.

Subsequent Event

In April 2000, we entered into a definitive merger agreement with Komag, Incorporated. Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and lenders. The merger is expected to close in the third quarter of calendar 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 under the heading entitled "Risk Factors."

Overview

HMT Technology Corporation is an independent supplier of high-performance thin-film disks for high-end, high- capacity hard disk drives, which in turn are used in high-end PCs, network servers and workstations. HMT was incorporated in December 1988 as a subsidiary of Hitachi Metals for the purpose of acquiring certain assets and certain liabilities of the thin-film division of Xidex Corporation, which had been producing thin-film disks since calendar 1983. Since completing the Xidex acquisition, we have continued to supply thin-film disks to manufacturers of hard disk drives. On November 30, 1995, we effected the leveraged recapitalization pursuant to which we repurchased from Hitachi Metals, then the sole stockholder of HMT, all of the outstanding shares of common stock of HMT, and certain investment funds, members of management and Hitachi Metals, purchased common stock, mandatorily redeemable Series A preferred stock and subordinated promissory notes.

Beginning in fiscal 1995, HMT's management team, many of whom had joined us since February 1994, refocused the strategy and operations. The new management concentrated on the 3 1/2-inch disk form factor, focused on the high-end, high-capacity segment of the disk drive market and expanded the customer base. In addition, HMT implemented an extensive quality assurance program, developed proprietary manufacturing processes and optimized production capacity utilization. These changes resulted in higher production volumes, lower unit costs, and higher average selling prices primarily associated with new high-end products. As a result, we increased sales and improved gross margins, achieving net income of $60.6 million for fiscal 1997 and $69.9 million for fiscal 1998, compared with a net loss of $8.9 million for fiscal 1995.

During March and April 1996, we sold 9,660,000 shares of common stock at $10.00 per share (including exercise of the underwriters' over-allotment option) through our initial public offering. The net proceeds (after underwriter's discounts and commissions and other costs associated with the initial public offering) totaled $88.7 million. In January 1997, we completed a $230 million private placement of the convertible notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after offering costs). Proceeds from the issuance of the convertible notes were used to fully redeem the $59 million of mandatorily redeemable Series A preferred stock and to prepay the $47 million principal balance of the subordinated promissory notes issued pursuant to the leveraged recapitalization plus accrued interest and to fully repay $41 million in long-term borrowings outstanding.

In fiscal 1997, we completed construction of a new 124,000 square foot production facility at our Fremont, California site. We brought four production scale sputtering lines into service during fiscal 1997, six in fiscal 1998, and an additional two in fiscal 1999. This building has capacity for four more lines. During fiscal 1997, we completed the first phase of expansion of our facility in Eugene, Oregon, commencing volume production of aluminum substrates and nickel-plated and polished substrates at that site. During the third quarter of fiscal 1999, we completed the second phase of expansion of the Eugene facility, adding more polishing capacity. During the third quarter of fiscal 1999, we idled seven sputtering lines and associated equipment and facilities in connection with our restructuring plan.

Pricing pressure was evident in calendar 1999; according to Trend Focus, worldwide shipments of hard disk drives grew 20% to 174 million units in calendar 1999 while revenues remained flat from 1998 at $25.9 billion. Analysts predict that drive unit shipments will continue to grow at a 16% annualized level through 2003 to 316 million units while average sales prices are expected to fall off at approximately 5.5% annually resulting in $32 billion in revenue by 2003. Although calendar quarter four showed a reduction in corporate PC sales, the continued growth in the sub $1,000 PC market and Y2K preparation resulted in increased drive and media sales for calendar 1999. However, the disks-per-drive ratio continued its decline from 1998 to 1999 falling from 2.15 to a 1.77 average for desktop PCs. This ratio is expected to continue its drop over the next three years to 1.4 in calendar 2000 and reach below 1.2 by calendar 2003.

According to Trend Focus, media unit shipments grew 6.1% to 432 million in calendar 1999, with an estimated market value of $3.4 billion, down 20% from 1998. Shipments from non-captive sources grew by approximately 4% while captive manufacturer shipments grew by 7.5% over calendar 1998 levels as captive manufacturers favored increasing their capacity utilization over making purchases from independent media suppliers. However, last years sale of Western Digital Corporations media operations to Komag, the recent announcement of Hyundai Electronics America's intended sale of MMC Technology, Inc. to Trace Corporation and Seagates announcement that it was closing media manufacturing facilities indicate that the vertical integration move may be slowing. The significant declines in the number of disks and revenues seen in 1998 abated in 1999 due to strong PC growth however Trend Focus projects that the total market for thin-film disks will decline in calendar 2000 and slowly begin to expand again in 2001 reaching 530 million units by calendar 2003, with an estimated market value of $3.6 billion.

Due to the changes in ownership resulting from our leveraged recapitalization, utilization of net operating losses is limited to approximately $0.8 million per year over the loss carryforward period (expiring between 2008 and 2010). The benefit from the net operating losses was recorded in the quarter ended December 31, 1995. Had we been obligated to pay taxes at the statutory rates for fiscal 1996, net income would have been $30.7 million.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                            Fiscal Year Ended March 31,
                                              -----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales...............................     122.8%      92.5%      63.3%      59.4%      61.6%
                                              ---------  ---------  ---------  ---------  ---------
Gross profit (loss).........................     -22.8%       7.5%      36.7%      40.6%      38.4%

Operating expenses:
  Research and development..................       4.7%       4.1%       2.5%       2.2%       2.0%
  Selling, general and administrative.......       5.1%       4.8%       3.9%       4.5%       4.0%
  Recapitalization expenses.................        --         --         --         --        2.2%
  Restructuring expenses....................        --        6.5%        --         --         --
                                              ---------  ---------  ---------  ---------  ---------
          Total operating expenses..........       9.8%      15.4%       6.4%       6.7%       8.2%
                                              ---------  ---------  ---------  ---------  ---------
Operating income (loss).....................     -32.6%      -7.9%      30.3%      33.9%      30.2%
Interest expense, net.......................       5.7%       4.6%       2.3%       1.2%       4.4%
                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision
  (benefit) and extraordinary debt
  extinguishment costs......................     -38.3%     -12.5%      28.0%      32.7%      25.8%
Income tax provision (benefit)..............     -11.5%      -3.7%       8.4%       9.7%       1.4%
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss) before extraordinary
  debt extinguishment costs.................     -26.8%      -8.8%      19.6%      23.0%      24.4%
Extraordinary debt extinguishment costs,
  net of income taxes.......................        --         --         --         --        0.5%
                                              ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................     -26.8%      -8.8%      19.6%      23.0%      23.9%
                                              =========  =========  =========  =========  =========

Fiscal Years Ended March 31, 2000, 1999 and 1998

Net Sales. Net sales were $192.8 million in fiscal 2000, $239.5 million in fiscal 1999 and $356.2 million in fiscal 1998. The decrease in net sales during fiscal 2000 was a result of a 1.1% decline in unit sales volume from fiscal 1999 to fiscal 2000 and a 18.6% decline in average selling prices over the same period. The decline in both unit sales volume and average selling prices was generated by the continuing imbalance in supply and demand for thin-film media during fiscal 2000.

The 32.8% decrease in net sales in fiscal 1999 was primarily attributable to a 23.4% decrease in unit sales volume from fiscal 1998 to fiscal 1999 compounded by a 12.2% decline in average selling prices over the same period. Price reductions are common on individual product offerings in the thin-film media industry. We anticipate that the decline in average selling prices will continue as a result of the excess industry supply. Substantially all of our net sales consist of products delivered to customers in Asia, primarily foreign subsidiaries of U.S. companies.

Gross Profit. Gross margin (loss) was (22.8%) in fiscal 2000, 7.5% in fiscal 1999 and 36.7% in fiscal 1998. We operated below capacity during fiscal 2000 in order to match unit production volume to lower demand. The decrease in gross margin in fiscal 1999 and continuing in fiscal 2000 was a result of lower average selling prices and higher unit production costs related to underutilized capacity. The increase in unit production cost caused by lower production volumes was partially offset by reduced salaries in fiscal 1999 as the company responded to lower demand by reducing the work force, implementing two shutdown periods, curtailing the use of temporary personnel and suspending the accruals for profit sharing and bonuses for all of our personnel.

Research and Development. Research and development expenses were $9.1 million, or 4.7% of net sales, in fiscal 2000, $9.7 million, or 4.1% of net sales, in fiscal 1999 and $8.8 million, or 2.5% of net sales, in fiscal 1998. Research and development expenses declined in absolute dollars in fiscal 2000 due primarily to decreased headcount after having increased in absolute dollars in fiscal 1999 and 1998 due to an increase in headcount related to our new product introductions, as well as increased efforts to expand research and to provide enabling technology elements for advanced products. We develop manufacturing processes for new products directly on production lines during the research and development phase, avoiding the need for substantial capital investment in dedicated research equipment. Costs associated with developing products on the production lines are included as research and development expenses. We anticipate that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses were $9.8 million, or 5.1% of net sales, in fiscal 2000, $11.7 million or 4.8% of net sales, in fiscal 1999 and $13.7 million, or 3.9% of net sales, in fiscal 1998. After allowance for the one time $1.7 million charge for uncollectible receivables in fiscal 1999, fiscal year 2000 selling, general & administrative expenses were basically unchanged. The decrease in selling, general and administrative expenses from 1998 to 1999 was primarily a result of reduced salaries as the Company responded to lower demand by reducing the work force, implementing two shutdown periods, curtailing the use of temporary personnel and suspending accruals for profit sharing and bonuses.

Restructuring Charge. During the third quarter of fiscal 1999, we announced and implemented a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of our manufacturing operations. The plan was primarily aimed at improving costs efficiencies by retiring older equipment and eliminating excess capacity. We recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8 million for severance costs, which were paid in full during the third fiscal quarter, and a provision of $200,000 for contract services in connection with the restructuring plan.

Interest Expense, Net. Interest expense, net was $10.9 million, or 5.7% of net sales, in fiscal 2000, $11.0 million, or 4.6% of net sales, in fiscal 1999 and $8.2 million, or 2.3% of net sales, in fiscal 1998. The fiscal 2000 interest expense, net remained essentially unchanged as interest income increased $1.1 million from increased average invested cash balances while capitalized interest decreased $1.2 million, from decreased average construction-in-progress balances. The fiscal 1999 increase in interest expense, net was primarily a result of a $2.1 million decrease in capitalized interest and an $0.8 million decrease in interest income as construction-in-progress and average invested cash balances declined versus fiscal 1998. We anticipate interest expense, net will fluctuate in absolute dollars as interest income (driven by average invested cash balances) and capitalized interest (driven by construction-in-progress balances) change as a result of our operating and investing activities.

Provision for Income Taxes. We recorded an income tax benefit of $22.1 million in fiscal 2000, $9.0 million in fiscal 1999 and an income tax provision of $30.0 million in fiscal 1998. The tax rate of approximately 30% reflected statutory federal and state rates, reduced primarily by benefits realized from the establishment of a foreign sales corporation, utilization of state credits and implementation of other state tax planning strategies.

We have assessed the recoverability of deferred tax assets and, based on expectations about operating results for the fiscal year ending March 31, 2000 and future years, determined it was more likely than not that the entire balance of deferred tax assets would be recovered. Accordingly, we have not recorded a valuation allowance for deferred tax assets.

Liquidity and Capital Resources

During fiscal 2000 and fiscal 1999, we financed our cash requirements through cash from operating and financing activities. Our operations provided net cash of $4.6 million, $68.3 million and $84.9 million for fiscal 2000, 1999 and 1998, respectively. Cash generated from operations during fiscal 2000 reflected a net loss of $51.6 million, offset by $56.1 million in depreciation and amortization and $9.3 million provided by changes in operating assets and liabilities which were then reduced by a $9.1 million change in deferred income taxes. Greater sales and operating margins contributed to the positive cash flow provided by operations in fiscal 1998 and 1999.

Based on the $60.5 million cash position at December 31, 1999 and expected future cash flow, the Board of Directors has authorized the Company to buy from time to time in open market purchases and negotiated private transactions, up to $30 million principal amount of the Company's 5 3/4% Convertible Subordinated Notes due 2004.

For fiscal 2000 and fiscal 1999, net cash used in investing activities was $5.0 million and $42.1 million, respectively. We invested $6.0 million and $43.4 million in property, plant and equipment during fiscal 2000 and fiscal 1999, respectively.

During fiscal 2000 and 1999, net cash from financing activities was $2.7 million and $1.8 million, respectively. Cash provided by financing activities for fiscal 2000 reflects cash received for common stock issued in connection with our employee stock purchase plan and the incentive stock option plans, as well as a $1.3 million tax benefit for disqualifying dispositions related to our incentive stock option plans.

Cash provided by financing activities for fiscal 1998 reflects the $13.4 million received for the common stock issued in connection with our follow-on public offering, employee stock purchase plan, and the incentive stock option plans, as well as a $2.0 million tax benefit for disqualifying dispositions related to our incentive stock option plans.

As of March 31, 2000, our principal sources of liquidity consisted of $55.3 million in cash and cash equivalents and a $50.0 million revolving credit facility under which there were no borrowings. We must comply with certain restrictive financial covenants and conditions as defined in the revolving credit facility. At March 31, 2000, we were not in compliance with certain covenants of the agreement , but, because the Company had no borrowings under this facility, no waiver was necessary. At March 31, 2000, we had indebtedness of $230.0 million in convertible notes, that require semi-annual interest payments, which began July 15, 1997. We expect to spend approximately $10.0 million on capital expenditures for the upgrade and maintenance of production equipment over the next twelve months.

We believe existing cash balances, cash generated from operations, and funds available under its credit facilities will provide adequate cash to fund our operations for at least the next 12 months. Additional sources of long-term liquidity could include cash generated from operations and debt and equity financings. We continue to have significant future obligations and expect that we would require additional capital if we were to undertake a substantial expansion of manufacturing capacity. There can be no assurance that we will be able to obtain alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. We will adopt SFAS 133 in 2001. We expects the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. We do not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

Year 2000 Compliance

Our internal Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997 were completed in 1999. The cost of these programs to date is not material to the financial position and results of operations of HMT. However, there can be no guarantee that new costs will not be incurred in the future. To date, we have experienced no significant problems with our systems as a result of the Year 2000 issue but can give no assurance that such problems will not arise in the future.

We have also worked with our customers and suppliers to address their Year 2000 compliance issues in a timely manner. To date we have experienced no disruptions in our operations due to customer or supplier Year 2000 issues but can give no assurance that such problems may not arise in the future.

We have developed a contingency plan for operation without our computer based manufacturing control systems. However, there are scenarios for failure of suppliers or infrastructure for which no contingency exists.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2000 and 1999, our investment portfolio consisted of fixed income securities of $54.7 million and $52.6 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000 and 1999, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth on pages 38 through 56 and the related consolidated financial statement schedule is set forth on page 57.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company's directors and executive officers, and their ages as of March 31, 2000, are as follows:

             Name               Age          Position  with the Company
------------------------------ ------ ----------------------------------------
Ronald L. Schauer.............    56  Chief Executive Officer and
                                      Chariman of the Board
Ronald J. Buschur..............   36  President & Chief Operating Officer
George J. Hall.................   55  Executive Vice-President, Operations
Peter S. Norris................   49  Executive Vice-President, Finance, Chief
                                      Financial Officer and Assistant Secretary
Michael A. Russak..............   53  Executive Vice-President, Research &
                                      Development and Chief Technical Officer
Donald P. Beadle (1)(2).......    64  Director
Bruce C. Edwards (1)..........    46  Director
Richard S. Love (2)...........    62  Director
Harry G. Van Wickle (2).......    53  Director

_________________________

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Ronald L. Schauer joined the Company as President and Chief Executive Officer and a member of the Board of Directors in February 1994. From June 1993 to February 1994, he was the owner, President and Chief Executive Officer of PAWS, Inc., a plastics manufacturing company. From June 1991 to June 1993, he was President and Chief Operating Officer of Magnetic Data, Inc., a contract manufacturer of disk drives and computers. From June 1983 to May 1991, he was Corporate Vice President and General Manager of the Memory Products Division of Stolle Corporation, a wholly owned subsidiary of Alcoa, a diversified aluminum manufacturing company. From 1972 to May 1983, Mr. Schauer held various technical and general management positions in the Data Recording Products Divisions at 3M Company, a diversified manufacturing company. Mr. Schauer holds a B.S. in Electrical Engineering from South Dakota State University.

Ronald J. Buschur joined the Company as Director of Quality Systems in June 1994, was appointed Vice President, Quality Assurance in February 1995, promoted to Vice President, Worldwide Quality and Marketing in June 1998 and promoted to President and Chief Operating Officer in November 1999. From December 1993 to June 1994, he was a Customer Account Manager at StorMedia, a thin-film disk manufacturer. From July 1993 to December 1993, he was a Supplier Accounts Manager at Maxtor, a disk drive company. From May 1987 to July 1993, he held various managerial positions at Digital Equipment Corporation, a computer manufacturer. Mr. Buschur holds a B.A. in Business Administration and Management from the University of Phoenix and an Associate Degree in Electrical Engineering Technology from ITT Technical Institute.

George J. Hall joined the Company as Vice President, Operations in February 1995 and was promoted to Executive Vice President, Operations in November 1999. From December 1990 to February 1995, he was General Manager of the Rigid Media Division of Sequel, Inc., a media drive company. From 1988 to 1989, he was Director of Operations at Seagate Magnetics, a media manufacturer. From 1985 to 1988, he was employed in development of rigid disk media for vertical recording at Censtor Corporation, a thin film media/head company. From 1983 to 1985, he was Vice President of Operations of Domain Technology, a thin film manufacturer, which he co-founded. Prior to 1983, he held various positions relating to the manufacture of rigid disk media at IBM Corporation, a computer company ("IBM"). Mr. Hall holds a B.S. in Industrial Technology from San Jose State University.

Peter S. Norris joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer in December 1995 and was promoted to Executive Vice President, Finance, Chief Financial Officer and Treasurer in November 1999. From 1975 to December 1995, he held various positions at General Instrument Corporation, an electronics company, most recently as Assistant Treasurer since 1981. Mr. Norris holds a B.A. in Economics from Upsala College.

Michael A. Russak joined the Company as Vice President, Research and Development in August 1993 and promoted to Chief Technical Officer in 1998 and promoted to Executive Vice President Research & Development and Chief Technical Officer in November 1999. From October 1988 to August 1992, he was a manager at the Research Division of IBM. He then transferred to IBM's Storage Products Division in San Jose, California in 1992. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

Donald P. Beadle joined the Company's Board of Directors in May 1998. Mr. Beadle spent 34 years at National Semiconductor Corp., a semiconductor manufacturing company ("NSC"), to his retirement in 1994. Since that time, he has been a consultant to various companies, including having spent three months as the acting Vice President, Sales, Marketing and Sales Support for Interwave Communications, a wireless communications device manufacturer. From 1991 to 1994, Mr. Beadle was the Senior Vice President/ Managing Director, Far East, of NSC, reporting to the Chief Executive Officer of NSC. Mr. Beadle's previous positions with NSC included Senior Vice President, Worldwide Sales and Marketing of NSC and Managing Director, Europe.

Bruce C. Edwards joined the Company's Board of Directors in January 1996. Since February 1996, he has been President, Chief Executive Officer and a director of Powerwave Technologies, Inc., a manufacturer of power amplifiers for wireless telecommunications applications. Mr. Edwards was employed by AST Research, Inc., a computer company, as Senior Vice President and Chief Financial Officer from 1988 until July 1994 and as Executive Vice President, Chief Financial Officer and a director from July 1994 to December 1995. Mr. Edwards is also a director of Diamond Multimedia Systems, Inc.

Richard S. Love joined the Company's Board of Directors in May 1998. Mr. Love retired from Hewlett-Packard Company, a computer engineering company, in March 1997 after 35 years. Mr. Love was most recently Vice President and General Manager of the Computer Order Fulfillment and Manufacturing Group responsible for worldwide manufacturing and distribution of networked computer systems and workstations.

Harry G. Van Wickle joined the Company's Board of Directors in May 1998. Since December 1997, Mr. Van Wickle has been President and Chief Executive Officer of Intarsia Corporation, an integrated electronic component design and manufacturing company ("Intarsia"). Mr. Van Wickle is a twenty-six year veteran in semiconductor and disk drive manufacturing. From 1974 to 1992, Mr. Van Wickle held top management positions at Texas Instruments, Fairchild Semiconductor, AT&T and Micropolis Corporation. From 1992 and prior to joining Intarsia, he has been a Vice President in Operations at Dastek, a subsidiary of Komag, Vice President of Manufacturing at Cypress Semiconductor and President of Alphatec Electronics Corporation.

Compliance With the Reporting Requirements of Section 16(A)

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

Item 11. Executive Compensation

Compensation of Directors

Non-employee directors are paid an $10,000 annual retainer fee, $1,500 per meeting for attendance at meetings of the Board of Directors and $500 per meeting for attendance at meetings of any committee thereof. In the fiscal year ended March 31, 2000, the total cash compensation paid to non-employee directors was $62,500. Directors are reimbursed for reasonable out- of-pocket expenses incurred in connection with attendance at such meetings in accordance with Company policy.

Each non-employee director of the Company (other than employees or affiliates of Summit Partners) receives stock options under the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") as compensation for services of the Board of Directors. Option grants under the Directors' Plan are automatic and non-discretionary. The Directors' Plan provides for the grant of an option to purchase 10,000 shares of Common Stock to each person who is first elected as a non-employee director after the plan's adoption date. Each director who continues to serve as a non-employee director is granted an additional option to purchase 2,000 shares of Common Stock on the anniversary of the date of his or her initial grant or annually commencing with the fourth anniversary of the plan's adoption date. During the last fiscal year, 10,000 options to purchase shares of the Company's Common Stock were granted under the Directors' Plan. As of March 31, 2000, no options had been exercised under the Directors' Plan.

The 1996 Equity Incentive Plan (the "Incentive Plan") provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and employee directors). The Incentive Plan is administered by the Compensation Committee, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. Restricted stock purchase awards granted under the Incentive Plan may be granted pursuant to a repurchase option in favor of the Company in accordance with a service vesting schedule determined by the Board. During the last completed fiscal year, 1,313 employees and consultants received options to purchase 1,442,240 shares of the Company's Common Stock. As of March 31, 2000, 30,615 options had been exercised under the Incentive Plan.

Compensation of Executive Officers

The following table shows for the fiscal years ended March 31, 2000, 1999 and 1998, certain compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers (the "Named Executive Officers") at March 31, 2000:

                                     SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION               LONG-TERM
                            ------------------------------------------- COMPENSATION
                                                              OTHER       AWARDS/
                                                              ANNUAL     SECURITIES   ALL OTHER
                             FISCAL                        COMPENSATION  UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR   SALARY($)    BONUS($)    ($)(1)     OPTIONS(#)     ($)(2)
--------------------------- -------- ---------- ---------- ------------ ------------ ------------
Mr. Ronald L. Schauer......   2000     376,825         --          --          --          4,775
  Chief Executive             1999     352,603     34,092          --          --          5,242
  Officer                     1998     291,060    132,714          --          --          3,701
Mr. George J. Hall.........   2000     247,499         --          --          --          2,883
  Vice President,             1999     229,825     22,279          --          --          3,242
  Operations                  1998     191,285     86,710          --          --          2,440
Dr. Michael A. Russak......   2000     248,999         --          --          --          3,216
  Vice President, Research    1999     238,213     23,562          --          --          3,535
   and Development            1998     205,037     91,809        1,685         --          2,732
Mr. Peter S. Norris........   2000     225,014         --          --          --          2,935
  Vice President and Chief    1999     207,996     18,936          --          --          3,318
  Financial Officer           1998     161,835     73,589        2,631         --          2,331
Mr. Ronald J. Buschur......   2000     257,595         --          --          --          2,883
  President and Chief         1999     218,066     18,702          --          --          3,385
  Operating Officer           1998     159,103     70,917          --          --          2,360

(1) Consists of relocation payments.

(2) Includes with respect to fiscal year 2000: (i) $358 paid by the Company in life insurance premiums for each of Mr. Schauer, Mr. Hall, Dr. Russak, Mr. Norris and Mr. Buschur; (ii) $2,596, $2,525, $2,858, $2,577 and $2,525 in 401(k) employer matching contributions for Mr. Schauer, Mr. Hall, Dr. Russak, Mr. Norris and Mr. Buschur, respectively; and (iii) $1,821 for car allowance for Mr. Schauer. Includes with respect to 1999: (i) $410 paid by the Company in life insurance premiums for each of Mr. Schauer, Mr. Hall, Dr. Russak, Mr. Norris and Mr. Buschur; (ii) $2,914, $2,808, $2,975, $3,125 and $2,975 in 401(k) employer matching contributions for Mr. Schauer, Mr. Hall, Mr. Buschur, Dr. Russak and Mr. Norris, respectively; and (iii) $1,917 for car allowance for Mr. Schauer. Includes with respect to 1998: (i) $102 paid by the Company in life insurance premiums for each of Mr. Schauer, Mr. Hall, Dr. Russak and Mr. Norris; (ii) $2,279, $2,338, $2,630 and $2,229 in 401(k) employer matching contributions for Mr. Schauer, Mr. Hall, Dr. Russak and Mr. Norris, respectively; and (iii) $1,320 for car allowance for Mr. Schauer.

Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by the Company during the year ended March 31, 2000, to any of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2000 to each of the Named Executive Officers:

                                         INDIVIDUAL GRANTS
                            --------------------------------------------
                                          % OF                            POTENTIAL REALIZABLE
                                         TOTAL                              VALUE AT ASSUMED
                            NUMBER OF   OPTIONS                             ANNUAL RATES OF
                            SECURITIES GRANTED TO                             STOCK PRICE
                            UNDERLYING EMPLOYEES                            APPRECIATION FOR
                             OPTIONS   IN FISCAL   EXERCISE                  OPTION TERM(4)
                             GRANTED      YEAR       PRICE    EXPIRATION ---------- ----------
NAME AND PRINCIPAL POSITION   (#)(1)     (%)(2)    ($/SH)(3)     DATE      5%($)      10%($)
--------------------------- ---------- ---------- ----------- ---------- ---------- ----------
Ronald L. Schauer..........        --         --         --          --         --         --
George J. Hall.............    60,000       4.16      3.3125   10/14/09   $124,993   $316,756
Michael A. Russak..........    60,000       4.16      3.3125   10/14/09   $124,993   $316,756
Peter S. Norris............    60,000       4.16      3.3125   10/14/09   $124,993   $316,756
Ronald J. Buschur..........    60,000       4.16      3.3125   10/14/09   $124,993   $316,756

(1) Generally 20% of the options became exercisable immediately upon grant and the remaining 80% will vest semi-annually for the next 24 months. The term of each option granted is generally the earlier of (i) ten years or (ii) 30 days after termination of the employment of the holder.

(2) Based on an aggregate of 1,442,240 options granted to employees, consultants and directors, including the Named Executive Officers, of the Company during the fiscal year ended March 31, 2000.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant.

(4) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. All calculations are based on rounding the number of years remaining on the term of the option to the nearest whole number. No gain to the option holder is possible unless the stock price increases over the option term. The 5% and 10% assumed rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

This table discloses the aggregate dollar value realized upon exercise of stock options in the last fiscal year by the Named Executive Officers. For each Named Executive Officer, the table also includes the total number of unexercised options and the aggregate dollar value of in-the-money unexercised options held at the end of the last completed fiscal year, separately identifying the exercisable and unexercisable options.

                                                NUMBER OF SECURITIES
                                                     UNDERLYING            VALUE OF IN-THE-MONEY
                           SHARES               UNEXERCISED OPTIONS            OPTIONS AS OF
                          ACQUIRED              AS OF MARCH 31, 2000         MARCH 31, 2000(1)
                             ON     VALUE   --------------------------- ---------------------------
                          EXERCISE REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
             NAME           (#)      ($)         (#)           (#)           ($)           ($)
------------------------- -------- -------- ------------- ------------- ------------- -------------
Ronald L. Schauer........       0        0        92,501        32,499         --            --
George J. Hall...........       0        0        80,001        59,999         --            --
Michael A. Russak........       0        0        80,001        59,999         --            --
Peter S. Norris..........       0        0        59,501        70,499         --            --
Ronald J. Buschur........       0        0        80,001        59,999         --            --

(1) Based on the fair market value of $3.3125 per share at March 31, 2000; the named Executive Officers had no unexercised in-the-money options.

Bonus Plan. The Company has a discretionary bonus program for certain designated key employees of the Company, including all executive officers, pursuant to which such employees are paid cash bonuses based upon the attainment of certain specified corporate goals for the year established by the Board of Directors. The amount of the cash bonus to which each such employee is entitled is determined by the Board.

Profit Sharing Plan. In May 1996, the Board of Directors approved an incentive-based profit sharing plan for employees of the Company, including all executive officers. Under this Plan, employees are paid cash bonuses on a quarterly basis based upon the attainment of certain specified corporate goals determined by the Board of Directors.

Stock. In addition to cash compensation, the Company's executive officers are eligible to receive stock options under the Company's Employee Stock Purchase Plan (the "Purchase Plan") and the Incentive Plan. Approximately 1,284 of the Company's approximately 1,468 employees are eligible to participate in the Purchase Plan. The Purchase Plan is implemented by offerings of rights to all eligible employees from time to time by the Board. Eligible employees enroll in the Purchase Plan by delivering to the Company, prior to the date selected by the Board as the offering date for the offering, an agreement authorizing payroll deductions of up to 15% of such employees' base total compensation during the purchase period. The purchase price per share at which shares of Common Stock are sold in an offering under the Purchase Plan is the lower of (i) 85% of the fair market value of a share of Common Stock on first day of the offering or (ii) 85% of the fair market value of a share of Common Stock on the specified purchase date. An aggregate of 3,000,000 shares of Common Stock is reserved for issuance under the Purchase Plan. If rights granted under the Purchase Plan expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again becomes available for issuance under the Purchase Plan. For a description of the Incentive Plan, see "Director Compensation" above.

Employment and Severance Agreements

In January 1996, the Company adopted an Executive Severance Plan (the "Severance Plan") providing for certain benefits to executive officers of the Company in the event an executive's employment is involuntary terminated without cause (generally meaning without any misconduct on the executive's part) or that the executive voluntarily terminates employment with good reason (generally meaning that the executive's responsibilities, title or compensation was materially reduced). Upon the occurrence of such an event, the Severance Plan provides for salary continuation for a period no greater than one year. In addition, the Severance Plan provides for continued health benefits coverage to the extent permitted by the Consolidated Omnibus Budget Reconciliation Act of 1985 and the Company's group health policies.

Ronald L. Schauer, Chief Executive Officer and Chairman of the Board of HMT, is party to a severance agreement with HMT pursuant to which, upon consummation of the merger with Komag (see Item 6, Subsequent Events), Mr. Schauer is entitled to receive a bonus in the total amount of $1,187,500 to be paid in 60 equal monthly amounts beginning on the first day of the month following consummation of the merger. In addition, upon the occurrence of certain events after consummation of the merger, Mr. Schauer may be entitled to acceleration of his bonus amount and acceleration of his executive stock options to provide for up to an additional 24 months of service credit toward the vesting of his stock options.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee is currently composed of three non-employee directors: Messrs. Beadle, Love and Van Wickle. There were no officers or employees of the Company who participated in deliberations of the Company's Compensation Committee concerning executive officer compensation during the year ended March 31, 2000.

Audit Committee

The Company's Audit committee is currently composed of two non-employee directors: Messrs. Edwards and Beadle. The Audit committee is responsible for approving the services of the Company's independent auditors and reviewing the auditors reports concerning the Company's accounting practices and systems of internal control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of May 15, 2000 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                        BENEFICIAL OWNERSHIP(1)
                                                        --------------------
                                                                    PERCENT
                                                         NUMBER OF     OF
                   BENEFICIAL OWNER                       SHARES     TOTAL
------------------------------------------------------- ----------- --------
State of Wisconsin Investment Board....................  6,545,000    13.92
  121 East Wilson Street
  Madison, WI 53702
Crabbe Huson Group, Inc................................  3,804,028     8.09
  121 S.W. Morrison, Suite 1400
  Portland, OR 97204
Dimensional Fund Advisors..............................  2,429,529     5.17
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Donald P. Beadle(2)....................................      6,354        *
Bruce C. Edwards(3)....................................     35,646        *
Richard S. Love(4).....................................      6,354        *
Harry G. Van Wickle(5).................................      6,354        *
Ronald L. Schauer(6)...................................  2,084,751     4.43
Ronald J. Buschur(7)...................................    592,827     1.26
George J. Hall(8)......................................    419,626        *
Michael A. Russak(9)...................................    526,900     1.12
Peter S. Norris(10)....................................    533,270     1.13
All directors and executive officers as a group (9
  persons)(11).........................................  4,212,082     8.96

* Less than one percent (1%).

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible within 60 days of the date of this table. Applicable percentages are based on 47,022,145 shares outstanding on May 15, 2000, adjusted as required by rules promulgated by the SEC.

(2) Consists of 6,354 shares Mr. Beadle has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(3) Represents 34,500 shares held by Bruce C. Edwards and Susan E. Edwards, as co-trustees of the Bruce C. Edwards and Susan E. Edwards Living Trust under agreement dated June 26, 1991. Includes 1,146 shares Mr. Edwards has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(4) Includes 6,354 shares Mr. Love has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(5) Includes 6,354 shares Mr. Van Wickle has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(6) Represents 1,769,478 shares held by The Schauer Living Trust under agreement dated March 15, 1996 ("Schauer Living Trust"). Mr. Schauer is a co-trustee of the Schauer Living Trust. Also represents 108,261 shares held by the Ronald L. Schauer 1997 Grantor Retained Annuity Trust and 108,261 shares held by the Marlys A. Schauer 1997 Grantor Retained Annuity Trust ("Marlys Schauer Trust"). Marlys A. Schauer, the beneficiary of the Marlys Schauer Trust, is the spouse of Mr. Schauer. Mr. Schauer disclaims beneficial ownership of the shares held in the Marlys Schauer Trust. Includes 98,751 shares Mr. Schauer has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(7) Represents 371,496 shares held by The Buschur Living Trust under agreement dated March 11, 1996 ("Buschur Living Trust"), 44,945 shares held by the Ronald J. Buschur 1997 Grantor Retained Annuity Trust, 44,945 shares held by The Lisa A. Buschur 1997 Grantor Retained Annuity Trust ("Lisa Buschur Trust"), 19,220 shares held by The Ryan Buschur 1996 Irrevocable Trust under agreement dated February 9, 1996 ("Ryan Buschur Trust") and 19,220 shares held by The Lynsey Buschur 1996 Irrevocable Trust under agreement dated February 6, 1996 ("Lynsey Buschur Trust"). Mr. Buschur is a co-trustee of the Buschur Living Trust. Lisa A. Buschur, the beneficiary of the Lisa Buschur Trust, is the spouse of Mr. Buschur. Ryan Buschur, the beneficiary of the Ryan Buschur Trust, and Lynsey Buschur, the beneficiary of the Lynsey Buschur Trust, are the children of Mr. Buschur. Mr. Buschur disclaims beneficial ownership of the shares held in the Lisa Buschur Trust, the Ryan Buschur Trust and the Lynsey Buschur Trust. Includes 93,001 shares Mr. Buschur has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(8) Represents 304,625 shares held by The George J. Hall Family Trust ("Hall Family Trust") and 22,000 shares held by The Anne T. Hall Foundation ("Hall Foundation"). Mr. Hall is a co-trustee of the Hall Family Trust and trustee of the Hall Foundation. Mr. Hall disclaims beneficial ownership of the shares held in the Hall Foundation. Includes 93,001 shares Mr. Hall has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(9) Represents 433,899 shares held by The Russak Living Trust under agreement dated May 31, 1996 ("Russak Living Trust"). Mr. Russak is co-trustee of the Russak Living Trust. Includes 93,001 shares Mr. Russak has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(10) Includes 72,501 shares Mr. Norris has the right to acquire pursuant to an option exercisable within 60 days of May 15, 2000.

(11) Includes 470,463 shares issuable upon the exercise of options within 60 days of May 15, 2000.

Item 13. Certain Relationships and Related Transactions

INDEMNIFICATION AGREEMENTS

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

1. Financial Statements.

See Index to Consolidated Financial Statements and Financial Statement Schedules included on page 37.

2. Financial Statement Schedules.

See "Schedule II - Valuation and Qualifying Accounts" included on page 57. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3. List of Exhibits.

See Index of Exhibits included on pages 59 and 60.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

(c) Exhibits:

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 59.

HMT TECHNOLOGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders HMT Technology Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows presented fairly, in all material respects, the financial position of HMT Technology Corporation and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
April 14, 2000, except for Note 13 which is as of April 26, 2000

HMT TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                           March 31,
                                                    -------------------------
                                                         2000       1999
                                                    ----------   ----------
                               ASSETS
Current assets:
  Cash and cash equivalents.....................      $55,314      $53,077
  Receivables -- trade, net of allowance for
     doubtful accounts of $944 and $3,054 at
     March 31, 2000 and 1999, respectively......       24,888       29,559
  Other receivables.............................           13           13
  Inventories, net..............................       16,594       26,585
  Deposits, prepaid expenses and other..........          153          588
  Deferred income taxes.........................        3,848        5,133
                                                    ----------   ----------
          Total current assets..................      100,810      114,955
Property, plant and equipment, net..............      271,225      321,508
Other assets....................................        5,027        6,077
                                                    ----------   ----------
          Total assets..........................     $377,062     $442,540
                                                    ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................      $15,266      $20,732
  Accrued liabilities...........................        9,672        8,498
  Obligations under capital leases -- current
     portion....................................          --           555
                                                    ----------   ----------
          Total current liabilities.............       24,938       29,785
Other long-term liabilities.....................          865        2,680
Deferred income taxes...........................        3,688       14,127
5 3/4% Convertible Subordinated Notes, due 2004.      230,000      230,000
                                                    ----------   ----------
          Total liabilities.....................      259,491      276,592
                                                    ----------   ----------
Commitments and contingencies (Note 6)

Common Stock, $0.001 par value; authorized:
  100,000,000 shares; issued and outstanding:
  46,174,465 and 44,299,557 shares at March 31,
  2000 and 1999, respectively...................           46           44
Additional paid-in capital......................      116,931      113,661
Retained earnings...............................       77,243      128,892
Distribution in excess of basis (Note 1)........      (76,649)     (76,649)
                                                    ----------   ----------
          Total stockholders' equity............      117,571      165,948
                                                    ----------   ----------
          Total liabilities and stockholders'
            equity..............................     $377,062     $442,540
                                                    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

HMT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                  Years Ended March 31,
                                          ------------------------------------
                                          2000            1999         1998
                                          ----------   ----------   ----------
Net sales................................. $192,762     $239,531     $356,194
Cost of sales.............................  236,788      221,495      225,599
                                          ----------   ----------   ----------
  Gross profit (loss).....................  (44,026)      18,036      130,595
                                          ----------   ----------   ----------
Operating expenses:
  Research and development................    9,094        9,728        8,825
  Selling, general and administrative.....    9,771       11,655       13,679
  Restructuring expenses..................      --        15,662          --
                                          ----------   ----------   ----------
     Total operating expenses.............   18,865       37,045       22,504
                                          ----------   ----------   ----------
     Operating income (loss)..............  (62,891)     (19,009)     108,091

Interest expense, net.....................   10,893       10,994        8,194
                                          ----------   ----------   ----------
     Income (loss) before income tax......  (73,784)     (30,003)      99,897
Income tax provision (benefit)............  (22,135)      (9,001)      29,969
                                          ----------   ----------   ----------

Net income (loss)......................... ($51,649)    ($21,002)     $69,928
                                          ==========   ==========   ==========

Net income (loss) per share
  Basic...................................   ($1.14)      ($0.48)       $1.66
                                          ==========   ==========   ==========
  Diluted.................................   ($1.14)      ($0.48)       $1.40
                                          ==========   ==========   ==========
Shares used in computing net income
  (loss) per share
  Basic...................................   45,411       43,720       42,196
                                          ==========   ==========   ==========
  Diluted.................................   45,411       43,720       54,542
                                          ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

HMT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                                       Distributions
                                       Common Stock       Additional   In Excess of                   Total
                                   ---------------------    Paid-in      Net Book      Retained    Stockholders'
                                     Shares      Amount     Capital       Value        Earnings      Equity
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1997.......... 41,046,360       $41      $92,084      ($76,649)      $79,966      $95,442
  Follow-On Offering of $0.001
    par value Common Stock, net
    of offering expenses..........  1,000,000         1       13,350            --           --        13,351
  Common Stock issued under
    Employee Stock Purchase
    Plan..........................    278,255        --        2,575            --           --         2,575
  Common Stock issued under Stock
    Option Plans..................    832,528         1        1,155            --           --         1,156
  Net income......................        --         --           --            --        69,928       69,928
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1998.......... 43,157,143        43      109,164       (76,649)      149,894      182,452
  Common Stock issued under
    Employee Stock Purchase
    Plan..........................    371,777        --        3,334            --            --        3,334
  Common Stock issued under Stock
    Option Plans..................    770,637         1        1,163            --            --        1,164
  Net loss........................        --         --           --            --       (21,002)     (21,002)
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 1999.......... 44,299,557        44      113,661       (76,649)      128,892      165,948
  Common Stock issued under
    Employee Stock Purchase
    Plan..........................  1,208,389         1        2,969          --            --          2,970
  Common Stock issued under Stock
    Option Plans..................    666,519         1          301          --            --            302
  Net loss........................        --         --          --           --         (51,649)     (51,649)
                                   -----------  --------  -----------  ------------  ------------  -----------
Balances, March 31, 2000.......... 46,174,465       $46     $116,931      ($76,649)      $77,243     $117,571
                                   ===========  ========  ===========  ============  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

HMT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                        YEAR ENDED MARCH 31,
                                                  -------------------------------
                                                      2000     1999       1998
                                                  ---------  ---------  ---------
Cash flows from operating activities:
Net income (loss).................................($51,649)  ($21,002)   $69,928
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
Depreciation and amortization.....................  56,104     53,425     41,771
Equipment writedowns - restructuring..............     --      12,839        --
Provision (reversal) for loss on inventories......     --      (2,509)     1,844
Provision (reversal) for doubtful accounts
  receivable......................................  (2,110)     1,727        272
Loss (gain) on sale or disposal of assets.........     272       (480)       --
Changes in operating assets and liabilities:
Deferred income taxes.............................  (9,154)     2,235      9,946
Receivables -- trade..............................   6,781     38,730    (34,517)
Other receivables.................................     --         631       (621)
Inventories.......................................   9,991     (5,676)    (8,407)
Deposits, prepaid expenses and other assets.......     435         41       (155)
Accounts payable..................................  (5,466)    (6,569)       877
Accrued liabilities...............................   1,174        228       (495)
Long term liabilities.............................  (1,815)    (5,304)     4,422
                                                  ---------  ---------  ---------
Net cash provided by operating activities.........   4,563     68,316     84,865
                                                  ---------  ---------  ---------
Cash flows from investing activities:
Expenditures for property, plant and equipment....  (6,025)   (43,436)  (130,320)
Sale of short-term investments....................     --         --      10,833
Decrease in other assets..........................     982      1,367        942
                                                  ---------  ---------  ---------
Net cash used in investing activities.............  (5,043)   (42,069)  (118,545)
                                                  ---------  ---------  ---------
Cash flows from financing activities:
Principal payments on obligations under capital
  leases..........................................    (555)    (2,653)    (2,642)
Proceeds from issuance of Common Stock............   3,272      4,498     17,082
                                                  ---------  ---------  ---------
Net cash provided by financing activities.........   2,717      1,845     14,440
                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash
  equivalents.....................................   2,237     28,092    (19,240)
Cash and cash equivalents at beginning of period..  53,077     24,985     44,225
                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period........ $55,314    $53,077    $24,985
                                                  =========  =========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest during the period.......... $10,893    $13,495    $13,582
Net cash paid (received) for income taxes
  during the period...............................($12,871)   $11,588    $20,860
Supplemental disclosure of noncash investing and
  financing activities:
Machinery and equipment acquired pursuant to a
  capital lease...................................   $ --      $2,792     $1,633

The accompanying notes are an integral part of these consolidated financial statements.

HMT TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

HMT Technology Corporation ("HMT" or the "Company") is an independent supplier of high-performance thin-film disks for high-end, high-capacity and removable hard disk drives, which in turn are used in PCs, network servers and workstations. HMT was incorporated in Delaware in 1988 as a subsidiary of Hitachi Metals, Ltd. ("Hitachi Metals") to acquire certain assets and certain liabilities of the thin-film division of Xidex Corporation, which had been producing thin-film disks since 1983. Since completing the acquisition, the Company has continued to supply thin-film disks to manufacturers of hard disk drives.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives of ten to thirty-five years for the building and improvements; five to ten years or the lease term, whichever is shorter, for leasehold improvements; and three to five years for the machinery, equipment and furniture and fixtures. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and resulting gains or losses are reflected in operations.

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

Concentration of Risks

Three customers accounted for 89.5% and 74.2% of accounts receivable at March 31, 2000 and 1999, respectively. Significant customers accounted for the following percentages of net sales in fiscal 2000, 1999 and 1998:

                                                 Years Ended March 31,
                                           -------------------------------
                                             2000       1999       1998
                                           ---------  ---------  ---------
  Maxtor Corporation...................       60.50%      36.0%      23.4%
  Samsung Electronics Company Limited..        7.50%      17.8%      16.0%
  Iomega Corporation...................       14.60%      15.2%      28.9%
  Western Digital Corporation..........       13.30%      24.1%      19.0%

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

The Company maintains its short-term investments at one financial institution. The Company has not experienced material losses on any of its investments.

Income Per Common Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short-term nature. The carrying value of the Company's long-term debt is a reasonable estimate of their fair value based on interest rates as of March 31, 2000 for issues with similar remaining maturities.

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

Restructuring charge

During the third quarter of year ended March 31, 1999, The Company implemented a restructuring plan, which included a work force reduction of approximately 300 employees and the consolidation of the Company's manufacturing operations. The Company recorded a total charge of $15.7 million, which included a non-cash charge of $13.7 million for equipment and related spare parts taken out of service during the quarter. The restructuring charge also included a charge of $1.8million for severance costs, which were paid in full during the third quarter, and a provision of $200,000 for contract services in connection with the restructuring.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company will adopt SFAS 133 in 2001. The Company expects the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. The reclassification has no impact on previously reported net income or stockholders' equity (deficit).

2. Balance Sheet Detail

                                                 March 31,
                                           --------------------
                                             2000       1999
                                           ---------  ---------
                                          (dollars in thousands)
   Inventories:
     Raw materials.....................      $7,739     $5,575
     Work-in-process...................       3,890      3,569
     Finished goods....................       4,965     17,441
                                           ---------  ---------
                                            $16,594    $26,585
                                           =========  =========

Inventories reflect reserves of approximately $3.1 million and $4.7 million as of March 31, 2000 and 1999, respectively.

                                                 March 31,
                                           --------------------
                                             2000       1999
                                           ---------  ---------
                                          (dollars in thousands)
   Property, Plant and Equipment, Net:
     Land................................    $4,869     $4,869
     Building and improvements...........   110,393    110,393
     Leasehold improvements..............    37,068     36,790
     Machinery, equipment, furniture
       and fixtures......................   286,968    280,471
     Construction in progress............    15,667     18,770
                                           ---------  ---------
                                            454,965    451,293
     Less accumulated depreciation
       and amortization..................   183,740    129,785
                                           ---------  ---------
                                           $271,225   $321,508
                                           =========  =========

Additions to construction in progress include capitalized interest of approximately $1.2 million, $2.4 million and $4.5 million during fiscal 2000, 1999 and 1998, respectively.

                                                 March 31,
                                           --------------------
                                             2000       1999
                                           ---------  ---------
                                          (dollars in thousands)
   Accrued Liabilities:
     Interest payable....................    $2,557     $2,878
     Payroll related items...............     4,335      4,397
     Other...............................     2,780      1,223
                                           ---------  ---------
                                             $9,672     $8,498
                                           =========  =========

3. Related Party Transactions

The Company had the following transactions with a certain stockholder and its affiliates:

                                                 Years Ended March 31,
                                           -------------------------------
                                             2000       1999       1998
                                           ---------  ---------  ---------
                                                (dollars in thousands)
   Hitachi Metals Trading
     Purchases of raw materials.........        403         --     $1,237
   Hitachi Metals America
     Purchases of raw materials.........        541        259      1,241

As of March 31, 2000, the parties listed above owned none of HMT Technology's outstanding securities.

4. Obligations Under Capital Leases

As of March 31, 2000 there were no assets under capitalized lease obligations. Assets under capitalized lease obligations as of March 31, 1999 consisted of machinery and equipment with a cost of $1.6 million and accumulated amortization of $0.6 million. No payment was outstanding as of March 31, 2000.

5. Debt

On November 17, 1997, the Company amended and restated the revolving credit agreement originally entered into in 1995 pursuant to the leveraged recapitalization. This unsecured $100 million revolving credit agreement was with a consortium of banks and had an expiration date of November 17, 2000. On November 2, 1998, the Company terminated this credit agreement and entered into a new $50 million credit agreement with two banks expiring November 2, 2000. Interest rates for loans under the agreement vary with the loan type and the level of various published interest rates. The credit agreement contains certain covenants relating to profitability, minimum levels of tangible net worth, limitations on additional debt, minimum levels of liquidity and prohibits the cash payment of dividends on common stock. At March 31, 2000, the Company was not in compliance with certain covenants of the agreement, but, because the Company had no borrowings under this facility, no waiver was necessary.

Issuance of 5 3/4% Convertible Subordinated Notes

In January 1997, the Company completed a $230 million private placement of the convertible notes to qualified institutional investors, resulting in net proceeds of approximately $222.5 million (after offering costs). Proceeds from the issuance of the convertible notes were used to repay the $47 million principal balance of the subordinated notes plus accrued interest to redeem the $59 million of Series A preferred stock issued pursuant to the leveraged recapitalization, and to fully repay the $41 million in long-term borrowings outstanding.

The convertible notes have an interest rate of 5 3/4% payable semiannually at January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $23.75 per share, subject to adjustment in certain events, and mature January, 2004. The convertible notes are not redeemable prior to January 19, 2000. Thereafter the Company may redeem the convertible notes initially at 103.286% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. As of March 31, 2000, the fair value of the convertible notes, which is determined based on quoted market price, was $92.9 million.

6. Commitments and Contingencies

The Company leases equipment and office and manufacturing facilities under operating lease agreements. Future minimum payments under these noncancelable operating leases are as follows:

                                              (in
      Fiscal Year Ending March 31,         thousands)
----------------------------------------   ---------
      2001............................        4,204
      2002............................        4,232
      2003............................        4,237
      2004............................        2,209
      2005............................           61
      Thereafter......................           --
                                           ---------
                                            $14,943
                                           =========

Rent expense was approximately $4.7 million $4.1 million, and $1.0 million for the years ended March 31, 2000, 1999 and 1998 respectively.

Equipment and Facilities Purchase Commitments

As of March 31, 2000, the Company had commitments to purchase $5.1 million and $3.1 million of equipment and facilities, respectively.

Contingencies

Because of the nature of its activities, the company is at times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part upon the advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated financial statements.

Severance Agreement

Ronald L. Schauer, Chief Executive Officer and Chairman of the Board of HMT, is party to a severance agreement with HMT pursuant to which, upon consummation of the merger (see Note 13), Mr. Schauer is entitled to receive a bonus in the total amount of $1,187,500 to be paid in 60 equal monthly amounts beginning on the first day of the month following consummation of the merger. In addition, upon the occurrence of certain events after consummation of the merger, Mr. Schauer may be entitled to acceleration of his bonus amount and acceleration of his executive stock options to provide for up to an additional 24 months of service credit toward the vesting of his stock options.

7. Mandatorily Redeemable Preferred Stock

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

The Company has not declared or paid cash dividends as of March 31, 2000.

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

In January 1996, the Board of Directors adopted the 1996 Non-Employees Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company (other than employees or affiliates of Summit Partners, L.P. or Hitachi Metals).

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

In January 1996, the Board of Directors adopted the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and of non- statutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and directors) and consultants of the Company. During 1999, the stockholders approved an amendment to the Incentive Plan increasing the total number of shares authorized by 2,500,000 shares. The combined maximum number of shares of common stock authorized to be issued pursuant to options granted under the Directors' Plan and the Incentive Plan is 5,500,000 shares.

A summary of activity under the Stock Plans is as follows:

                                                               Outstanding Options
                                          --------------------------------------------------
                                                                                    Weighted
                              Available     Number                      Aggregate   Average
                                 for          of                         Exercise   Exercise
                                Grant       Options      Per Share        Price      Price
                             ------------ ----------- ---------------- ------------ --------
Balances, March 31, 1997..     2,797,136   3,304,949   $0.03 - $18.50    8,365,789    $2.53
  Granted...................  (1,701,000)  1,701,000  $10.00 - $14.50   19,523,015   $11.48
  Cancellations.............     237,478    (237,478)                   (1,433,675)   $6.03
  Exercised.................                (742,186)  $0.03 - $14.88     (314,585)   $0.42
                             ------------ -----------                  ------------
Balances, March 31, 1998..     1,333,614   4,026,285   $0.03 - $18.50   26,140,544    $6.50
  Authorized................   2,500,000
  Granted...................  (1,188,650)  1,188,650   $7.67    $7.94    9,267,191    $7.80
  Cancellations.............     671,894    (671,894)                   (7,722,078)  $11.49
  Exercised.................                (791,185)  $0.03   $11.06     (447,811)   $0.57
                             ------------ -----------                  ------------
Balances, March 31, 1999..     3,316,858   3,751,856   $0.03   $18.50   27,237,846    $7.26
  Granted...................  (1,441,740)  1,441,740   $2.50    $3.88    4,297,108    $2.98
  Cancellations.............     720,803    (720,803)                   (6,150,245)   $8.53
  Exercised.................                (666,519)  $0.03    $2.81      (85,787)   $0.13
                             ------------ -----------                  ------------
Balances, March 31, 2000..     2,595,921   3,806,274                    25,298,922    $6.62
                             ============ =========== ================ ============ ========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation cost for the 1996 Plan been determined based on the fair value at the grant date for the options granted in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net income for fiscal 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share):

                                                    Years Ended March 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
  Net income (loss) -- as reported........  ($51,649)   ($21,002)    $69,928
  Net income (loss) -- pro forma..........  ($55,112)   ($24,379)    $65,605
  Earnings (loss) per share -- as reported
    Basic.................................    ($1.14)     ($0.48)      $1.66
    Diluted...............................    ($1.14)     ($0.48)      $1.40
  Earnings (loss) per share -- pro forma
    Basic.................................    ($1.21)     ($0.56)      $1.55
    Diluted...............................    ($1.21)     ($0.56)      $1.32

The effects of applying SFAS 123 on pro forma disclosures of net income and net income per share for fiscal 2000, 1999 and 1998 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

The fair value of each option grant for the Incentive Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2000           1999           1998
                                 ------------- -------------- --------------
Risk-free interest rate .......  5.03% - 6.57% 4.18% - 5.63%  5.72% - 6.74%
Expected life .................  2-5 Years     2-5 Years      2-5 years
Expected volatility ...........  0.98          0.81           0.69
Expected dividend .............  $  --         $  --          $  --

The weighted average expected life was calculated based on the vesting period and the anticipated exercise behavior of the employees.

The following table summarizes the stock options outstanding at March 31, 2000

                         Options Outstanding           Options Exercisable
                 -----------------------------------  ----------------------
                              Weighted
                               Average    Weighted                 Weighted
                              Remaining    Average                 Average
    Range of       Number    Contractual  Exercise      Number     Exercise
Exercise Prices  Outstanding    Life        Price     Exercisable   Price
---------------- ----------- ----------- -----------  ----------- ----------
$0.03  -  $2.81   1,187,832        7.97       $1.91      745,802      $1.36
$3.21 -  $7.563   1,267,435        8.80       $6.07      571,990      $6.50
$8.06 -  $11.063  1,128,309        7.14      $10.87      591,666     $10.84
$11.375-  $18.50    222,698        7.00      $13.69      166,344     $13.82
                 -----------                          -----------
$0.03 - $18.50    3,806,274        7.95       $6.62    2,075,802      $6.48
                 ===========                          ===========

Employee Stock Purchase Plan

In January 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. Under the terms of the Purchase Plan, employees may elect to contribute up to 15% of their compensation toward the purchase of shares of the Company's common stock. The purchase price per share is the lesser of 85% of the fair market value of the stock on the first day of enrollment during the six month offering period or the last day within the six month offering period (generally April 30 and October 31 of each year). The total number of shares of stock issuable under the Purchase Plan aggregated 3,000,000 shares as of March 31, 2000. In April 1999, the Company's Board of Directors approved an amendment to the Purchase Plan, creating a two-year window which allows participants to purchase stock at the lesser of 85% of the fair market value of the stock on the first day of enrollment or the last day of each of four six-month offering periods. Shares issued under the Purchase Plan were 1,208,389, 371,103 and 278,255 in fiscal 2000, 1999 and 1998, respectively.

For purposes of pro forma disclosure, the fair value of employee's purchase rights has been estimated using the Black-Scholes model assuming risk-free interest rates ranging from 4.18% to 6.74% in fiscal 2000, 1999 and 1998. Volatility factors of the expected market price were 98%, 81% and 69% for fiscal 2000, 1999 and 1998, respectively. The weighted-average expected life of the purchase rights was six months for 2000 and eight months for fiscal 1999 and 1998. The weighted-average fair value of the purchase rights granted in fiscal 2000, 1999 and 1998 was $2.93, $7.80 and $11.48, respectively.

9. Income Taxes

The provision for income taxes consists of the following:

                                                    Years Ended March 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  ----------  ----------
                                                  (dollars in thousands)
  Current:
    Federal.............................    ($12,478)   ($11,235)    $19,756
    State...............................       --           --           268
  Deferred:
    Federal.............................     (14,203)      2,694      13,218
    State...............................       4,546        (460)     (3,273)
                                          -----------  ----------  ----------
                                            ($22,135)    ($9,001)    $29,969
                                          ===========  ==========  ==========

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                   Years Ended March 31,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  ----------  ----------

  Income tax provision (benefit) at
    statutory rate......................     (35.00%)    (35.00%)      35.00%

  Benefit of foreign sales corporation..       --           --        (3.10%)
  State income taxes....................      (1.28%)     (1.40%)       3.20%
  Credits...............................      (3.47%)     (5.10%)     (5.20%)
  Other.................................        9.75%      11.50%       0.10%
                                          -----------  ----------  ----------
    Effective tax rate..................     (30.00%)    (30.00%)      30.00%
                                          ===========  ==========  ==========

The components of the deferred tax assets and liabilities are as follows:

                                                              March 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                        (dollars in thousands)
  Deferred tax assets:
    Accrued vacation.................................       $513        $551
    Credits..........................................     16,670      15,265
    Inventory reserve................................      1,178       1,778
    Allowances and other accrued liabilities.........      2,277       5,977
    Net operating loss carryforward..................     26,344       3,402
                                                       ----------  ----------
            Total deferred tax assets................     46,982      26,973
                                                       ----------  ----------
  Deferred tax liabilities:
    Depreciation.....................................    (46,822)    (35,966)
                                                       ----------  ----------
 Total deferred tax liabilities                          (46,822)    (35,966)
                                                       ----------  ----------
            Net deferred tax assets (liabilities)....       $160     ($8,993)
                                                       ==========  ==========

Although realization of the deferred tax assets is not assured, the Company believes that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded.

At March 31, 2000, the Company had federal net operating loss carryforwards of approximately $71 million, as well as R&D and AMT credit carryforwards of $10 million, available to offset future taxable income. These net operating loss carryforwards expire in the years 2009 to 2020. The R&D credit and AMT credit can be carried forward for twenty years and indefinitely, respectively. Because the Leveraged Recapitalization caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss carryforwards from November 30, 1995 is limited to $810,000 each year.

At March 31, 2000, the Company also had California net operating loss carryforwards of approximately $31.5 million which expire in the years 2004 to 2005. In addition, the Company had California R&D credit of $3.6 million which can be carried forward indefinitely, and $5.8 million Manufacturer's Investment Credit which can be carried forward for eight years.

10. Earnings Per Share

Reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                     Years Ended March 31,
                                               --------------------------------
                                                 2000       1999        1998
                                               ---------  ---------  ----------
                                                   (in thousands except for
                                                        share amounts)
Basic:
  Weighted average shares outstanding.........   45,411     43,720      42,196
  Shares used in computing per share amounts..   45,411     43,720      42,196
  Net income (loss)........................... ($51,649)  ($21,002)    $69,928
  Net income (loss) per share.................   ($1.14)    ($0.48)      $1.66
                                               =========  =========  ==========
Diluted:
  Weighted average shares outstanding.........   45,411     43,720      42,196
  Net effect of dilutive stock
    options - based on the  treasury stock
    method using average market price ........      --         --        2,662
  Assumed conversion of 5 3/4% convertible
    subordinated notes........................      --         --        9,684
                                               ---------  ---------  ----------
  Shares used in computing per share amounts..   45,411     43,720      54,542
                                               =========  =========  ==========

  Net income (loss)........................... ($51,649)  ($21,002)    $69,928
  Add 5 3/4% convertable subordinated note
   interest, net of interest capitalized
   and income tax effect......................      --         --        6,580
                                               ---------  ---------  ----------
  Net income (loss)........................... ($51,649)  ($21,002)    $76,508
                                               =========  =========  ==========

  Net income (loss) per share.................   ($1.14)    ($0.48)      $1.40
                                               =========  =========  ==========

11. Segment and Geographic Information

The company operates in one business segment, which is the development, production and marketing of high- performance thin-film media for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market. The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) at March 31, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

The following table presents information about reportable segments by geography. Revenue is allocated to segments based on the location to which the products were shipped.

                                     Fiscal     Fiscal     Fiscal
                                      2000       1999       1998
                                    ---------  ---------  ---------
                                        (dollars in thousands)
      Singapore.................... $138,418   $143,872   $165,776
      Malaysia.....................   27,411     41,118    102,847
      Korea........................   14,011     42,544     57,084
      Other Foriegn Countries......    5,858         --        256
      United States................    2,004      4,236      3,619
                                    ---------  ---------  ---------
      Net Revenue.................. $187,702   $231,770   $329,582
                                    =========  =========  =========

12. 401(K) Plan

The Company has a deferred tax savings 401(k) plan and generally matches 50% of employee contributions up to 4% of gross salaries. The employer contributions do not vest until the employee's second year of service, at which time the contributions vest 100%. All regular, full-time employees are eligible to participate under the plan. The Company contributed to the plan approximately $0.6 million, $0.6 million and $0.5 million in fiscal 2000, 1999 and 1998, respectively.

13. Subsequent Event

In April 2000, the Company entered into a definitive merger agreement with Komag, Incorporated (Komag). Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of the Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and lenders. The merger is expected to close in the third quarter of calendar 2000. If the merger agreement is terminated by Komag or HMT upon the occurrence of a triggering event as defined in the definitive merger agreement, the non-terminating party will pay the terminating party a termination fee of $5 million.

14. Unaudited Quarterly Financial Information

The following quarterly financial information should be read in conjunction with Note 1.

                                              Year Ended March 31, 2000
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $44,899    $44,791    $59,608    $43,464
Gross(loss)......................... (20,297)   (11,027)    (1,191)   (11,510)
Operating  (loss)................... (24,900)   (15,839)    (5,896)   (16,256)
Net (loss).......................... (19,342)   (13,034)    (6,019)   (13,253)
Net (loss) available for
  common stockholders............... (19,342)   (13,034)    (6,019)   (13,253)
Net (loss) available for
  common stockholders per share
  Basic.............................  ($0.43)    ($0.29)    ($0.13)    ($0.29)
  Diluted...........................  ($0.43)    ($0.29)    ($0.13)    ($0.29)
Shares used in computing net
loss per share
  Basic.............................  44,758     45,124     45,664     46,092
  Diluted...........................  44,758     45,124     45,664     46,092

                                              Year Ended March 31, 1999
                                    ------------------------------------------
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    ---------  ---------  ---------  ---------
                                        (in thousands, except per share data)
Net sales........................... $56,765    $56,999    $69,792    $55,974
Gross profit (loss).................   9,326      8,046      7,210     (6,546)
Operating income (loss).............   4,227      3,450    (14,876)   (11,810)
Net income (loss)...................   1,092        505    (12,354)   (10,245)
Net income (loss)  available for
  common stockholders...............   1,092        505    (12,354)   (10,245)
Net income (loss) available for
  common stockholders per share
  Basic.............................   $0.03      $0.01     ($0.28)    ($0.23)
  Diluted...........................   $0.03      $0.01     ($0.28)    ($0.23)
Shares used in computing net income
  (loss) per share
  Basic.............................  43,415     43,570     43,822     44,138
  Diluted...........................  43,415     43,570     43,822     44,138

Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules.

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and

Stockholders of HMT Technology Corporation

Our audits of the consolidated financial statements referred to in our report dated April 14, 2000, except for note 13, which is as of April 26, 2000, appearing in the 2000 Annual Report to Stockholders of HMT Technology Corporation (which report and consolidated financial statements are incorporated by reference in this annual report on Form 10K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this form 10K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, Califonia
April 14, 2000

HMT TECHNOLOGY CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                     Additions
                                              -----------------------
                                   Balance at Charged to  Charged to              Balance
                                   Beginning   Costs and     Other                at end
Description                         of Year    Expenses    Accounts   Deductions  of Year
---------------------------------- ---------- ----------- ----------- ---------- ----------
Year ended March 31, 1998:
  Provision for loss on inventory..   $5,320       1,844         --          --    $7,164

  Allowance for doubtful accounts
     receivable....................   $1,055        $272         --          --    $1,327

Year ended March 31, 1999:
  Provision for loss on inventory..   $7,164         --        1,928    (4,437)    $4,655

  Allowance for doubtful accounts
     receivable....................   $1,327        $260         --     $1,467     $3,054

Year ended March 31, 2000:
  Provision for loss on inventory..   $4,655         --          --     (1,553)    $3,102

  Allowance for doubtful accounts
     receivable....................   $3,054        $360         --    ($2,470)      $944

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

SIGNATURE	TITLE	DATE

By: /s/ RONALD L. SCHAUER	Chief Executive Officer and	June 9, 2000
Ronald L. Schauer	Chairman of the Board
(Principal Executive Officer)

By: /s/ PETER S. NORRIS	Executive Vice President, Finance, Chief	June 9, 2000
Peter S. Norris	Financial Officer and Treasurer
(Principal Financial Officer)

By: /s/ BRUCE C. EDWARDS	Director	June 9, 2000
Bruce C. Edwards

By: /s/ DONALD P. BEADLE	Director	June 9, 2000
Donald P. Beadle

By: /s/ RICHARD S. LOVE	Director	June 9, 2000
Richard S. Love

By: /s/ HARRY G. VAN WICKLE	Director	June 9, 2000
Harry G. Van Wickle

Exhibit
Number                     Description of Document

  2.1   Agreement and Plan of Reorganization by and Among Komag, Incorporated,
        KHM Incorporated, and HMT Technology Corporation
  3.2   Restated Certificate of Incorporation, dated March 27, 1997.(3)
  3.3   Bylaws of the Registrant.(1)
  4.1   Reference is made to Exhibits 3.2 through 3.3.(1)
  4.2   Specimen stock certificate.(1)
  4.3   Form of Restricted Global Convertible Subordinated Note due 2004. (2)
  4.4   Form of Unrestricted Global Convertible Subordinated Note due 2004. (2
  4.5   Form of Certificated Convertible Subordinated Note due 2004.  (2)
  4.6   Indenture, dated as of January 15, 1997, between the Company and
        State Street Bank and Trust Company of California, N.A., as
        Trustee.(2)
 10.1   Credit Suisse First Boston and Fleet National Bank Credit Agreement
        dated November 2, 1998. (4)
 10.1.1 First Amendment to Fleet Revolving Credit Agreement, dated August 16,
        1999, between the Company and Fleet Mational Bank and Credit Suisse
        First Boston.   (5)
 10.1.2 first Amendment to Fleet Security Agreement, dated August 16, 1999, between the Company and Fleet National Bank and Credit Suisse First
        Boston  (5)
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
 10.20  Fifth Amendment dated November 10, 1998 of Lease Agreement between the Company and Sun Life of Canada, dated January 5, 1989, as amended.(6)
 10.21  Lease Agreement between the Company and CalWest Industrial
        Properties, LLC , dated April 22, 1999.(6)
 10.22  Lease Agreement between the Company and Third Street Services, Inc., dated June 9, 1998.(6)
 16.1   Letter from Ernst & Young LLP regarding change in certifying accountant.(1)
 23.1   Report of Independant Accountants on Financial Statement Schedule.
 23.2   Consent of Independent Accountants.
 27.1   Financial Data Schedule.

__________

The following are incorporated by reference from Registrants filings:

(1) Incorporated by reference in the Registrant's registration Statement on Form S-1 No. 333-450 and amendments thereto.

(2) Incorporated by reference in the Registrant's Form 8-K, dated as of January 21, 1997.

(3) Incorporated by reference in the Registrant's Form 10-K, for the fiscal year ended March 31, 1997.

(4) Incorporated by reference in the Registrant's Form 10-Q, for the fiscal quarter ended December 31, 1998.

(5) Incorporated by reference in the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1999

(6) Incorporated by reference in the Registrant's Form 10-K, for the fiscal year ended March 31, 1999.