Form 10-K405/A
period 2000-03-31
HMT TECHNOLOGY CORP
filed 2000-06-13
CIK 1005967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

HMT TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended March 31, 2000

PART I

Item 1. Business

This Annual Report on Form 10-K report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may" , "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause HMT's or its industry's results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements not specifically described above also may be found in these and other sections of this Amendment No. 1 to report.

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

As of March 31, 2000, our principal sources of liquidity consisted of $55.3 million in cash and cash equivalents and a $50.0 million revolving credit facility under which there were no borrowings. Under the terms of the amended credit facility, any borrowings must be secured by an equal amount of pledged cash and marketable securities. At March 31, 2000, we had indebtedness of $230.0 million in convertible notes, that require semi-annual interest payments, which began July 15, 1997. We expect to spend approximately $10.0 million on capital expenditures for the upgrade and maintenance of production equipment over the next twelve months.

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

                                     SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION               LONG-TERM
                            ------------------------------------------- COMPENSATION
                                                              OTHER       AWARDS/
                                                              ANNUAL     SECURITIES   ALL OTHER
                             FISCAL                        COMPENSATION  UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR   SALARY($)    BONUS($)    ($)(1)     OPTIONS(#)     ($)(2)
--------------------------- -------- ---------- ---------- ------------ ------------ ------------
Mr. Ronald L. Schauer......   2000     376,825         --          --          --          4,775
  Chief Executive             1999     352,603     34,092          --          --          5,242
  Officer                     1998     291,060    132,714          --          --          3,701
Mr. George J. Hall.........   2000     247,499         --          --          --          2,883
  Executive Vice President,   1999     229,825     22,279          --          --          3,242
  Operations                  1998     191,285     86,710          --          --          2,440
Dr. Michael A. Russak......   2000     248,999         --          --          --          3,216
  Executive Vice President,   1999     238,213     23,562          --          --          3,535
  Research and Development    1998     205,037     91,809        1,685         --          2,732
Mr. Peter S. Norris........   2000     225,014         --          --          --          2,935
  Executive Vice President,   1999     207,996     18,936          --          --          3,318
  Finance and Chief           1998     161,835     73,589        2,631         --          2,331
  Financial Officer
Mr. Ronald J. Buschur......   2000     257,595         --          --          --          2,883
  President and Chief         1999     218,066     18,702          --          --          3,385
  Operating Officer           1998     159,103     70,917          --          --          2,360

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

(a) Documents filed as part of this Amendment No. 1 to report:

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

(c) Exhibits:

The exhibits which are filed with this Amendment No. 1 to report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 59.

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

5. Debt

On November 17, 1997, the Company amended and restated the revolving credit agreement originally entered into in 1995 pursuant to the leveraged recapitalization. This unsecured $100 million revolving credit agreement was with a consortium of banks and had an expiration date of November 17, 2000. On November 2, 1998, the Company terminated this credit agreement and entered into a new $50 million credit agreement with two banks expiring November 2, 2000. Interest rates for loans under the agreement vary with the loan type and the level of various published interest rates. Under the terms of the amended credit facility, any borrowings must be secured by an equal amount of pledged cash and marketable securities.

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

                                     Fiscal     Fiscal     Fiscal
                                      2000       1999       1998
                                    ---------  ---------  ---------
                                        (dollars in thousands)
      Singapore.................... $138,418   $143,872   $142,435
      Malaysia.....................   27,411     41,376    102,847
      Other Foriegn Countries......    5,858         --         --
      United States................   21,075     54,283    110,912
                                    ---------  ---------  ---------
      Net Revenue.................. $192,762   $239,531   $356,194
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

HMT TECHNOLOGY CORPORATION

By:/s/Ronald L. Schauer

Ronald L. Schauer

Chief Executive Officer

Pursuant to the Securities Act of 1934, this Amendment No. 1 to report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ RONALD L. SCHAUER	Chief Executive Officer and	June 13, 2000
Ronald L. Schauer	Chairman of the Board
(Principal Executive Officer)

By: /s/ PETER S. NORRIS	Executive Vice President, Finance, Chief	June 13, 2000
Peter S. Norris	Financial Officer and Treasurer
(Principal Financial Officer)

By: /s/ *	Director	June 13, 2000
Bruce C. Edwards

By: /s/ *	Director	June 13, 2000
Donald P. Beadle

By: /s/ *	Director	June 13, 2000
Richard S. Love

By: /s/ *	Director	June 13, 2000
Harry G. Van Wickle

* /s/ RONALD L. SCHAUER
Ronald L. Schauer
ATTORNEY-IN-FACT

Exhibit
Number                     Description of Document

  2.1*  Agreement and Plan of Reorganization by and Among Komag, Incorporated,
        KHM Incorporated, and HMT Technology Corporation
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

* Previously filed.

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