Form 10-Q
period 2000-06-30
HMT TECHNOLOGY CORP
filed 2000-08-11
CIK 1005967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

As of August 4, 2000, 47,074,026 shares of the registrant's common stock, par value $0.001 per share, which is the only class of common stock of the registrant, were outstanding.

HMT TECHNOLOGY CORPORATION
Report On Form 10-Q For The
Quarter Ended June 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

HMT TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                    June 30,     March 31,
                                                     2000         2000
                                                 ------------ ------------
                                                 (Unaudited)   (Audited)
                                   ASSETS
Current assets:
  Cash and cash equivalents.....................     $66,839      $55,314
  Receivables, net..............................      17,640       24,901
  Inventories...................................      19,365       16,594
  Deposits, prepaid expenses and other assets...         240          153
  Deferred tax assets, short-term...............       3,848        3,848
                                                 ------------ ------------
          Total current assets..................     107,932      100,810
Property, plant and equipment, net..............     258,481      271,225
Other assets....................................       4,718        5,027
                                                 ------------ ------------
          Total assets..........................    $371,131     $377,062
                                                 ============ ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................     $11,199      $15,266
  Accrued liabilities...........................      18,317        9,672
                                                 ------------ ------------
          Total current liabilities.............      29,516       24,938
Long-term liabilities...........................         865          865
Convertible subordinated promissory notes.......     230,000      230,000
Deferred tax liability, long-term...............       3,688        3,688
                                                 ------------ ------------
          Total liabilities.....................     264,069      259,491

Stockholders' equity:
  Common stock..................................          47           46
  Additional paid-in capital....................     118,189      116,931
  Retained earnings ............................      65,475       77,243
  Distribution in excess of basis...............     (76,649)     (76,649)
                                                 ------------ ------------
          Total stockholders' equity............     107,062      117,571
                                                 ------------ ------------
    Total liabilities and stockholders' equity..    $371,131     $377,062
                                                 ============ ============

See accompanying notes

HMT TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                  Three Months Ended
                                       June 30,
                             -------------------------
                                 2000         1999
                             ------------ ------------
                                     (Unaudited)

Net sales ...................    $34,789      $44,899
Cost of sales ...............     44,710       65,196
                             ------------ ------------
  Gross profit (loss)........     (9,921)     (20,297)
                             ------------ ------------
Operating expenses:
  Research and development ..      2,273        2,141
  Selling, general and
   administrative ...........      2,156        2,462
  Restructuring expenses ....     --           --
                             ------------ ------------
   Total operating expenses .      4,429        4,603
                             ------------ ------------
Operating loss ..............    (14,350)     (24,900)
Interest expense, net .......      2,462        2,732
                             ------------ ------------
Loss before income tax
  benefit....................    (16,812)     (27,632)

Income tax benefit ..........     (5,044)      (8,290)
                             ------------ ------------
   Net loss .................   ($11,768)    ($19,342)
                             ============ ============

Net loss per share:
   Basic.....................     ($0.25)      ($0.43)
                             ============ ============
   Diluted...................     ($0.25)      ($0.43)
                             ============ ============
Shares used in computing
  per share amounts:
   Basic.....................     46,766       44,758
                             ============ ============
   Diluted...................     46,766       44,758
                             ============ ============

See accompanying notes

HMT TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                         Three Months Ended
                                                             June 30,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   ($11,768)    ($19,342)
  Adjustments to reconcile net income (loss)
   to net cash used in operations:
     Depreciation and amortization ..................     13,813       14,525
     Changes in operating assets and liabilities:
       Receivables ..................................      7,261           28
       Inventories ..................................     (2,771)       8,549
       Deposits, prepaid expenses and other assets ..        (87)          68
       Accounts payable .............................     (4,067)      (7,447)
       Accrued liabilities ..........................      8,645        6,629
       Long-term liabilities ........................        --          (300)
                                                     ------------ ------------
          Net cash provided by operating activities..     11,026        2,710
                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment ....     (1,052)      (1,797)
  Decrease in other assets ..........................        292          233
                                                     ------------ ------------
          Net cash used in investing activities .....       (760)      (1,564)
                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on obligations under capital
    leases ..........................................        --          (144)
  Proceeds from issuance of common stock ............      1,259        1,500
                                                     ------------ ------------
          Net cash provided by financing activities..      1,259        1,356
                                                     ------------ ------------
  Net increase in cash and cash
    equivalents .....................................     11,525        2,502
  Cash and cash equivalents at beginning of period ..     55,314       53,077
                                                     ------------ ------------
  Cash and cash equivalents at end of period ........    $66,839      $55,579
                                                     ============ ============

See accompanying notes

HMT TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by HMT Technology Corporation ("HMT" or "the Company") without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair representation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Operating results for the quarter ended June 30, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

Fiscal Year

The Company uses a 52-week fiscal year ending on March 31 and 13 to 14 week quarters that end on the Sunday closest to the calendar quarter end.

Inventories

Inventories are stated at the lower of cost or market and are reported net of reserves. Cost is determined using the first-in, first-out basis.

                                            June 30,      March 31,
                                             2000          2000
                                         ------------  ------------
                                                 (in thousands)
Raw materials............................     $6,482        $5,575
Work-in-process..........................      2,853         3,569
Finished goods...........................     10,030        17,441
                                         ------------  ------------
                                             $19,365       $26,585
                                         ============  ============

In June 1998, the Financial Accounting Standards Board (the "FASB")issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company will adopt SFAS 133 in 2001. The Company expects the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998, and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

Other

In April 2000, the Company entered into a definitive merger agreement with Komag, Incorporated ("Komag"). Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 of a share of common stock of Komag. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals and the approval of both companies' shareholders and lenders. The merger is expected to close in the third quarter of calendar 2000. If the merger agreement is terminated by Komag or HMT upon the occurrence of a triggering event as defined in the definitive merger agreement, the non-terminating party will pay the terminating party a termination fee of $5 million.

2. Computation of Net Loss per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Three Months Ended
                                                June 30,
                                      -------------------------
                                          2000         1999
                                      ------------ ------------
Basic:                                         (Unaudited)
 Weighted average shares outstanding
   for the period.....................     46,766       44,758
                                      ------------ ------------
 Shares used in computing
   per share amounts..................     46,766       44,758
                                      ============ ============

 Net loss.............................   ($11,768)    ($19,342)
                                      ============ ============

 Net loss per share...................     ($0.25)      ($0.43)
                                      ============ ============
Diluted(1):
 Weighted average shares outstanding
   for the period.....................     46,766       44,758

 Net effect of dilutive stock options
   based on the treasury stock
   method using average market
   price..............................       --           --

 Assumed conversion of 5 3/4%
   convertible subordinated notes.....       --           --
                                      ------------ ------------
 Shares used in computing
   per share amounts..................     46,766       44,758
                                      ============ ============

 Net loss.............................   ($11,768)    ($19,342)

 Add 5 3/4% convertible subordinated
   note interest, net of interest
   capitalized and income tax effect..       --           --
                                      ------------ ------------

 Net loss.............................   ($11,768)    ($19,342)
                                      ============ ============

 Net loss per share...................     ($0.25)      ($0.43)
                                      ============ ============

(1) Diluted EPS for the three months ended June 30, 2000 and 1999 does not assume conversion of the Company's 5 3/4% convertible subordinated notes, as the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including, without limitation, those described below and in the Company's Annual Report on Form 10-K for the fgiscal year ended March 31, 2000, which has been filed with the Securities and Exchange Commission. Actual results may differ materially from the results discussed in the forward-looking statements.

Overview

HMT Technology Corporation (the "Company") is an independent supplier of high- performance thin-film disks for high-end, high-capacity and removable hard disk drives, which in turn are used in PCs, network servers and work-stations.

We derive substantially all of our sales from the sale of thin-film disks to a small number of customers. Loss of, or a reduction in, orders from one or more of our customers could result in a substantial reduction in net sales. Because many of our expense levels are based, in part, on our expectations as to future revenues, decreases in net sales may result in a disproportionately greater negative impact on operating results. Due to the rapid technological change and frequent development of new disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. At any one time, we typically supply disks in volume for fewer than 12 disk drive products.

In April 2000, we entered into a definitive merger agreement with Komag, Incorporated. Komag designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 of a share of Komag's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals and the approval of both companies' shareholders and lenders. The merger is expected to close in the third quarter of calendar 2000.

Results of Operations

Net Sales Three Months Ended June 30, 2000 and 1999.

Net sales for the three months ended June 30, 2000 were $34.8 million, down 22.5% from the $44.9 million reported in the three months ended June 30, 1999. Unit sales volume decreased 9.7% during the three months ended June 30, 2000, while average selling prices declined 14.2%, compared to the three months ended June 30, 1999. The decrease in unit sales volume during the three months ended June 30, 2000 was attributable to continuing weak industry demand, a result of the reduced number of disks required per drive due to the higher storage capacity of the disks. The industry-wide excess media supply resulted in continuing price competition among independent media suppliers, causing the decline in average selling prices. Future sales will depend largely upon customer demand, unit shipments and production volumes.

Three and four customers individually accounted for at least ten percent of consolidated net sales during the three months ended June 30, 2000 and 1999, respectively. We expect that we will continue to derive a substantial portion of our sales from a relatively small number of customers, although the identity of such customers may change from period to period.

Gross Loss.

Gross loss was 28.5% of net sales for the three months ended June 30, 2000, compared with 45.2% of net sales for the three months ended June 30, 1999. The decline in gross loss during the three months ended June 30, 2000 versus the comparable period in fiscal 2000 was a result of a 24.1% decrease in unit production costs, partially offset by the decline in average selling prices. Unit production costs declined as a result of a 47.5% increase in production volumes, and an 18.4% decline in headcount compared with the first quarter of fiscal 2000. During the first quarter of fiscal 2000, the Company slowed production to reduce finished goods inventory levels. As a result, fiscal 2000 first quarter fixed costs were absorbed over lower unit production volumes, and cost of goods sold included costs for producing inventory in prior periods as well as the full balance of production costs for the first quarter of fiscal 2000. The Company has also reduced headcount (through attrition) in response to lower demand.

Research and Development.

Research and development expenses increased $132,000 in the three months ended June 30, 2000, compared to the same period in 1999. The increase in research and development expenses was primarily a result of increased salaries as the Company had reduced work hours during the first quarter of fiscal 2000. We anticipate that research and development expenses will increase in absolute dollars in future periods, although as a percentage of net sales, research and development expenses may fluctuate.

Selling, General and Administrative.

Selling, general and administrative expenses decreased $306,000 in the three months ended June 30, 2000, compared to the same period in the prior fiscal year. The decrease in selling, general and administrative expenses was primarily a result of lower headcount. The Company anticipates that operating expenses will fluctuate in absolute dollars and as a percentage of net sales as headcount is modified to support new product introductions and levels of production volume and unit shipments.

Interest Expense, Net.

Net interest expense decreased $270,000 during the three months ended June 30, 2000, compared to the same period in 1999. The decrease in interest expense, net was primarily a result of an increase in interest income (as our average cash balances increased); partially offset by lower capitalized interest versus the comparable period in the prior year.

Benefit for Income Taxes.

For the three months ended June 30, 2000 and 1999, we recorded income taxes at our estimated annual effective tax rate of 30%.

Our operating results historically have been, and may continue to be, subject to significant quarterly and annual fluctuations. As a result, our operating results in any quarter may not be indicative of our future performance. Factors affecting operating results include: market acceptance of new products; timing of significant orders; changes in pricing by us or our competitors; timing of product announcements by us, our customers or our competitors; order cancellations, modifications and quantity adjustments and shipment rescheduling; changes in product mix; manufacturing yields; the level of utilization of our production capacity; increases in production and engineering costs associated with initial manufacture of new products; and changes in the cost of or limitations on the availability of materials. The impact of these and other factors on our revenues and operating results in any future period cannot be forecasted with certainty. Our expense levels are based, in part, on our expectations as to future revenues. Because our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling on short notice and without significant penalties, our backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause our net sales to fall below expected levels. If revenue levels are below expectations, operating results are likely to be materially adversely effected. Net income, if any, and gross margins may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of our expense varies with our revenues.

Liquidity and Capital Resources

Cash and cash equivalents increased by $11.5 million to $66.8 million at June 30, 2000 from $55.3 million at March 31, 2000. Cash flows from operations were $11.0 million for the three-month period ending June 30, 2000, as compared to $2.7 million in the same period of fiscal 2000. Cash generated during the three months ended June 30, 2000 reflected net income adjusted for non-cash changes including depreciation and amortization, an increase in accrued liabilities and a decrease in receivables, partially offset by a decrease in accounts payable and an increase in inventories.

We invested $1.0 million and $1.8 million in property, plant and equipment during the three months ended June 30, 2000 and 1999, respectively. We currently expect to spend approximately $10 million over the next 12 months on property, plant and equipment.

Cash generated by financing activities for the first three months of fiscal 2001 reflected $1.3 million in cash received for employee stock purchases.

As of June 30, 2000, our principal sources of liquidity consisted of $66.8 million in cash and cash equivalents and a $50.0 million revolving credit facility under which there were no borrowings. At June 30, 2000, we had indebtedness of $230.0 million in convertible notes that require semi-annual interest payments, which began July 15, 1997. We expect to spend approximately $10.0 million on capital expenditures for the upgrade and maintenance of production equipment over the next 12 months.

We believe that existing cash balances, cash generated from operations and funds available under our credit facilities, will provide adequate cash to fund our operations and anticipated capital expenditures at least through June 30, 2001. Should improved market conditions result in a need for a substantial expansion in our manufacturing capacity, we may need to obtain additional sources of financing. There can be no assurance that we will be able to obtain any needed alternative sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. We will adopt SFAS 133 in 2001. We expect the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. We do not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements

Item 3. Quantitative and Qualitative Disclosures of Risk

As of June 30, 2000 and 1999, our investment portfolio consisted of fixed income securities of $66.4 million and $55.5 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 2000 and 1999, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize such adverse impact in income or cash flows.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1(1) Agreement and Plan of Reorganization, dated April 26, 2000, by and among Komag, Incorporated, KHM Incorporated and HMT Technology Corporation.

(1) Filed as an exhibit to the Company's Annual report on form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference.

27.1 Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed a voluntary Item V Current Report on Form 8-K dated April 26, 2000, announcing the execution of a definitive merger agreement with Komag, Incorporated.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HMT Technology Corporation

(Registrant)
Date: August 11, 2000

By:	/s/ Peter S. Norris

Peter S. Norris
Executive Vice President and Chief Financial Officer

Date: August 11, 2000

By:	/s/ Ronald L. Schauer

Ronald L. Schauer
Chief Executive Officer